Form 10KSB
period 1999-12-31
EPHONE TELECOM INC
filed 2000-04-14
CIK 1085082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[ X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended:    December 31, 1999
                                    ---------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to _____________

                       Commission file number: 000-27669


                              ePHONE Telecom, Inc.
                              (formerly IFB Corp.)
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Florida                                         98-0204749
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  Suite 1000, 355 Burrard Street Vancouver,           B.C., Canada  V6C 2G8
--------------------------------------------         ----------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number: (604) 482-6166
                           --------------

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class:             Name of each exchange on which registered:
------------------------------        ------------------------------------------
Common shares $0.001 par value                           None

Securities to be registered under Section 12 (g) of the Act:

(Title of Class)                Name of each exchange on which registered
----------------               -------------------------------------------
      None                                        None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer did not have revenues for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $10,560,000 as of December 31, 1999 (based on the average bid and asked price of such common equity).

The issuer has not been involved in a bankruptcy proceeding during the past five years.

As of December 31, 1999 there were 12,000,000 shares of the registrant's common stock, par value .001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X_

                                Table of Contents

PART I.........................................................................3
   Item 1.   DESCRIPTION OF BUSINESS...........................................3
   Item 2.   DESCRIPTION OF PROPERTY..........................................16
   Item 3.   LEGAL PROCEEDINGS................................................16
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............16

PART II.......................................................................16
   Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........16
   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........18
   Item 7.   FINANCIAL STATEMENTS.............................................20
   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................21

PART III......................................................................21
   Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..21
   Item 10.  EXECUTIVE COMPENSATION...........................................23
   Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...24
   Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25
   Item 13.  EXHIBITS AND REPORTS ON FORM 8K..................................27

SIGNATURES....................................................................28

Supplemental  information to be furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers........29

EPhone Telecom Inc. - Financial Statements as of December 31, 1999............30

Outlook and Uncertainties

Certain information in this Report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although ePhone Telecom, Inc. believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

A.       Business Development

ePHONE Telecom, Inc. (the "Company") has not been in business for 3 years. The development of the business of the Company as described below was essentially commenced as of November, 1998. From the date of the Company's incorporation until November, 1998 the Company did no business and made no attempt to develop any business. From November, 1998 until December 31, 1999, the Company has not been in business and has focused its efforts on the review of business opportunities and, ultimately, the development of the business described below.

The Company does not have a predecessor nor has there been any material reclassification of its business or any purchase of any assets not in the ordinary course of business.

The Company was incorporated pursuant to the laws of the State of Florida, U.S.A., effective May 3, 1996, as IRA Fund Brokers Corp., and changed its name to IFB Corp. on April 6, 1998. On March 22, 1999, IFB Corp. changed its name to ePHONE Telecom Inc.

B.       Business of the Company

The Company's vision is to become a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone one-step dialing, using Voice over Internet Protocol ("VoIP") technology.

Using a call origination approach that involves its own Customer Premise Equipment ("CPE"), and a combination of its own dedicated Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), the Company plans to develop the capacity to provide voice and fax transmission and other telephony features at high quality and low cost.

The Company believes that the combination of its CPE device, gateways and guaranteed bandwidth network could represent a significant competitive advantage. The Company's service does not require two-step dialing or require that the other party have a CPE device. The Company's UUNET IP network should guarantee the necessary bandwidth to provide the contemplated telecommunications services and enhance the quality of these services. Customer testing conducted with potential distributors indicates that the CPE device, working together with the gateways and IP network, represents a very attractive solution. Furthermore, the CPE device is priced very competitively and the cost will go down as volume increases. The Company intends to make the CPE devices available free to all qualified customers, further enhancing the Company's competitive advantage.

On October 22, 1999 the Company signed an Agreement in Principle with Saigon Post & Telecommunications Corporation ("SPT"), of Ho Chi Minh City (formerly Saigon), Vietnam. The Agreement in Principle provides for the Company and SPT to jointly develop and operate a series of WLL networks in the region of Ho Chi Minh City. The Company and SPT agreed to conduct a technical and financial feasibility study for the Project. Further, if the outcome of the feasibility study is positive a Business Cooperation Contract is to be negotiated and signed between the parties - to effectively create a joint venture between them for the management and operation of the Project. While the Agreement in Principle is still in effect the Company is not actively working on the feasibility study at this point - and would not expect to do so in any event until further funding is received from which the costs of the study could be paid. Management of the Company is unsure at this date as to whether or not it will proceed with the Agreement in Principle.

C.       Approach - Network, Services and Access

The development of IP telephony as a viable technology for providing telecommunications services is significant not only because of the reduction in costs that it allows, but also because of the enhanced services that it facilitates. Unlike legacy telecommunication systems, which are currently used by most providers of telecommunications services, IP telephony systems are open, allowing the integration of numerous services on a single platform.

The Company plans to offer a wide range of telecommunications services to end users throughout the world. The fundamental service that the Company will provide is the ability to reduce telecommunications costs through the use of IP telephony technology. In order to provide such services economically, the Company is required to deploy a worldwide IP network that will be used to handle calls. The Company network will handle long distance traffic, both for calls between customers using the Company's network, and for calls between the Company's customers and the larger population connected to the public switched telephone network (PSTN).

Companies such as ITXC, iBasis, and Net2Phone have demonstrated the viability of selling long distance telephone service carried using IP telephony technology. However, the Company's plans to offer significantly differentiated products and services. There are two broad categories in which the Company will innovate to deliver services that are more compelling than the straightforward long distance calling services being offered currently by IP telephony carriers. These categories are:

1. Enhanced services. Through integration of IP Telephony products based on open standards, as well as through integration of the Company-owned technology and expertise with such products, the Company will provide a significantly greater depth of services beyond simple long distance calling. Furthermore, enhanced services such as toll free, remote exchange number, online billing and verification, and others will be provided by the Company from the flexible switches that make up the Company's network.

2. Access technology. At present, the only means provided by IP telephony carriers to access their networks, is an access number that must be manually dialed. While companies using IP telephony products enjoy one-stage dialing, they are required to deploy their own networks in order to do so, and as a result, can typically only call between areas where they have physical offices. The Company, in conjunction with its partners, has arranged for several access devices to be used in addition to the normal PSTN-based access methods. These devices should allow the Company to deliver services targeted specifically at certain sizes of business, in a manner that is effective and efficient both for the Company and for the Company's customers.

The Company's approach has three components:

o        Build a flexible and reliable IP telephony based network;
o        Deliver a range of innovative services using that network; and
o Provide a wide range of access devices for interaction with those services, scaling from home users with a single telephone line to corporations with sophisticated PBXs.

Each one of these three major components of the Company's plan is elaborated upon in the sections that follow. Each section explains the key aspects of the component, the specific capabilities that the component will provide, and the technology that the Company expects will be involved in creating that component.

C.1     The Company's Network

Central to the Company's ability to provide products and services to end-users will be the network that will enable service to be provided. The Company's network will be deployed worldwide, and will consist of the following main elements:

         1. A high quality IP backbone used to carry telecommunications traffic, and to link nodes in the Company's network.

         2. Nodes in the Company's network that interface with end-users and provide the actual services to be offered by the Company. These nodes will be referred to as the Company's switches.

         3. The Company's network operations center (NOC). From this centralized point of command, the Company's technical staff will use their best efforts to ensure uninterrupted operation of the Company's network and services. The Company's NOC will also serve as a collection point for billing information used in invoicing for services rendered.

         4. Access devices used by the Company's users to interface with the Company's network.

Since access devices are a key element of the Company's plan, they will be discussed in a separate section below. The remainder of this section describes each of the other components of the Company's network.

C.1.1    The Company's IP Backbone

In order to deliver high quality voice services with quality that is comparable to traditional public telephone services, the Company requires a high quality IP backbone to carry traffic between the Company switches.

Because of the necessary level of capital involved, it is not practical for the Company to deploy its own high quality IP backbone. At the same time, quality requirements dictate that the public Internet cannot be used directly. To address this, the Company has entered into a relationship with UUNET Technologies Inc. (UUNET) as the backbone provider for its worldwide IP network. UUNET will provide guarantees on the level of performance required by the Company in delivering its services successfully. Since this relationship leverages UUNET's high quality worldwide IP network used in providing UUNET's Internet service, but without using public unmanaged Internet routers to carry traffic, the result is expected to be a dependable level of quality at reasonable cost.

Because of the structure of the Company's switches, it is possible for the Company to add a dedicated point-to-point connection between two major hubs if the volume of traffic demands greater bandwidth than UUNET is capable of providing. This strategy also should allow the Company to deploy points of presence (POPs) into areas in which UUNET is not able to provide the requisite level of service.

C.1.2    The Company's Switches

In each region where the Company's establishes a presence, a Company switch will be deployed. Each switch will interface to the IP Backbone in order to provide the numerous services that the Company intends to offer. The key components of each the Company's switches will be the following:

         1. Network routers used to connect the switch as a whole to the IP backbone. These routers will allow access to the Company's IP backbone by any device that is part of the Company's switch. Such devices include gateways, uninterruptible power supplies ("UPSs"), and other sub-components of the Company's switch.

         2. PSTN/IP gateway that serves as the interface between the local PSTN (or other traditional telecommunications provider) and the Company's IP backbone. This VOIP gateway is the bridge between the Company's network and the existing public telephone network.

         3. Application servers used to deliver actual services to the end user. Much like a web server, application servers will be used to host the applications that end-users interact with. Since VOIP gateways may be embedded devices with limited capabilities in terms of providing sophisticated services, it is necessary to deliver the applications through PC-based application servers.

         4. Uninterruptible Power Supplies (UPSs). It is intended that the Company's switches will have sufficient UPS capacity to ensure that brownouts and other short-term power disruptions do not affect the operation of the Company's network. In the event of a long-term failure, the UPS will allow the failure to be notified to the Company's NOC (described below), so that traffic can be routed around the affected area if necessary.

The Company proposes to deploy 300 POPs throughout the world over the next three years. These switches will be strategically located, and deployed initially to key telecommunications hubs. It is expected that with a relatively small number of the Company's switches in these key areas, the Company will be able to provide competitive rates worldwide by terminating each call partially over the Company's network, with the final portion of a call occurring on the PSTN.

C.1.3     The Company's Network Operations Center (NOC)

The NOC will be the centralized command center from which the Company's technical staff will manage the various components of the Company's network, as well as the services being provided. The NOC will be staffed 24 hours a day, 7 days a week. The NOC, which will be connected to the Company's network via a high-speed dedicated IP connection, will provide the following services:

         1. Real-time collection of call detail record (CDR) information from all the Company's switches.

         2. Consolidation of all billing information collected by the Company's switches located throughout the network.

         3. Back office functions such as account setup, management, termination, billing.

         4. IP network monitoring, to ensure, to the extent possible, that the IP backbone delivers consistently high quality performance and results.

         5. Monitoring of each switch in the Company's network to ensure availability. Such monitoring will not be limited to monitoring on the IP network; additional steps may be taken to ensure PSTN availability of a given the Company's switch.

         6.       Deployment of new services to the Company's switches.

         7. Bandwidth monitoring and planning activities to determine the appropriate timing and structure of improvements to the Company's network infrastructure.

         8. Co-ordination of the deployment of new Company switches, and extensions of the Company's IP backbone to include new regions.

It is likely that several other services will be required of the Company's NOC with regards to specific services being offered by the Company. For example, a toll free service might require the NOC to interface with PSTN providers to ensure the correct toll free setup. The proposed location of the NOC is in the State of Virginia.

C.2       Services Planned to be Offered by the Company

C.2.1     One-Stage Calling

The fundamental service that PHONE will offer through the Company network is a one-stage calling service. This service will allow businesses and individuals to direct their long-distance traffic via the Company's network. Initially, the Company will provide one-stage calling through access devices such as dialers.

The one-stage calling service offered by the Company will differ significantly from offerings from other providers. First, by providing a wide range of access devices (described below), the Company will be able to offer its services to the following markets.

         o        Large  businesses with  pre-existing  PBXs, which require many
                  lines  of  long  distance   connectivity  and  have  dedicated
                  Internet access;

         o Small and medium business that may or may not have a PBX, and may require one to four lines of long distance connectivity;

         o Small businesses and home offices that require only one or two lines of connectivity, and which may not have Internet access of any sort.

Secondly, the Company will offer innovative pricing plans for this product. The one-stage calling service will support multiple pricing models so that different pricing models can be used in different areas, and so that future pricing models can be added later without disrupting existing pricing models. This allows for one-time promotional offers, better pricing plans for early users of the system, and so forth.

Pricing for the one-stage calling plan will be characterized by an ability to offer differentiated pricing for on-net calls (which originate and terminate on the Company's network) and off-net calls (which are originated by the Company's customers but are made to non- Company's customers). The ability to offer such differentiated pricing plans is an important part of the one-stage calling service.

C.2.2      Toll Free

Toll Free services provided by traditional carriers allows an organization to have calls to its toll free number directed to the service center closest to the person making the call. With such toll free services, the organization is responsible for paying both the fee for having the toll free number, and the long distance portion of every call placed to that long distance number.

With the Company's network nodes located at strategic communication hubs, the Company will be able to lower the cost of toll free services to the end user. By directing toll free traffic to a customer's toll free number to the nearest Company switch, and carrying the long distance portion of the call over the Company's network, the long distance portion of toll free charges will be reduced significantly. By taking advantage of intelligent routing capabilities on the Company's switches, such toll free services can be provided without any additional hardware or infrastructure investments. Calls to a customer's toll free numbers would be recognized by the Company's switches and forwarded directly to the customer office. This routing of calls can additionally be based on time of day, allowing calls at different times to be directed to different service centers.

C.2.3     Prepaid Calling Cards

Prepaid calling card services represent a significant opportunity for the Company's network. By leveraging the intelligence in each switch, it is possible for the Company to offer a full-prepaid calling card service, with prepaid calls terminated by the Company's network. Since each Company switch is capable of providing interactive voice response ("IVR"), balance announcements, real-time billing with automatic cutoff and other key features, no additional investments are required in order to use the Company's network to provide prepaid calling card services.

C.2.4    Customized Online Billing

Because the Company's network is built on Internet Protocol (IP) technology, it is able to deliver transactional and e-commerce applications identical to those used by Web-based retailers. Since all the Company's switches collect billing information in real-time, with immediate transmission of billing information to the NOC, the Company will be able to provide online services allowing a customer to review their bills, sign up for new plans and services, or make changes to existing services. The ability to offer up to date information at all times is an enhanced service, that the Company believes is not presently offered by existing telecommunications service providers. This service will also provide immediate feedback to end users of the benefits and savings they enjoy through the use of the Company's network.

C.2.5     Foreign Exchange Numbers

  The Company will have switches in a number of key calling areas. This will permit the Company to obtain, at low cost, local telephone numbers in those areas, and to have those telephone numbers directed at the Company's switches. Because of the intelligent routing capability of the Company's switches, it is then possible to forward calls to these numbers to alternate final destinations. This allows the Company to offer its customers local telephone numbers in any region covered by the Company's network. For example, the Company could provide a customer located in Paris with a local telephone number in New York. As with toll free and prepaid calling card services, this can be accomplished without any additional investment in equipment and infrastructure. Furthermore, the Company can combine this service with the toll free service to offer international customers a North America wide toll free number that directs calls to their international offices.

C.3       Access Methods

The Company believes that another key to the success of the Company's network will be the ability to provide access to the network in a convenient and efficient way. Many IP telephony operators today restrict access to their services to two-stage PSTN access, effectively creating a situation where only certain home consumers will be willing to use their services. In order to target a broader market, the Company will support a range of access methods to the network. The initial access methods are listed below. Access methods that may be added a later time (such as 1010XXX, 1+ access) are not described.

C.3.1     PSTN Access

Traditional PSTN access methods, which involve calling an access number and entering information such as a personal identification number and a number to call will be supported by the Company's switches. This access method is widely used, particularly for prepaid calling cards, and requires no investment in order to provide a particular customer with service. Since all the Company's switches will support this capability inherently, there is no cost associated with supporting PSTN access.

 C.3.2    CPE Gateway - Embedded

The embedded customer premises equipment (CPE) Gateway model focuses on delivering direct IP-based access to the Company's network, allowing lower costs (since only one Company switch is required, instead of two for PSTN access) that can be passed on to the user. The model being used successfully by Net2Phone involves this type of access; however, in the case of Net2Phone, a PC with speakers and a microphone must be used to make a call. By comparison, the Company's embedded CPE gateways will allow one-stage dialing from a traditional analog telephone, or from a PBX, by acting as a trunk line for the outbound PBX.

Where a customer does not have a PBX, or does not wish to make use of the services of the Company's network from behind a PBX, the customer connects the embedded CPE gateway to the Internet on one side, and to a regular analog telephone on the other. Two versions of Internet connectivity are planned, an Ethernet version, in which the customer makes use of their existing LAN connection to the Internet, and a dialup version, in which the embedded CPE gateway manages a direct connection to the Internet. In the dialup version, the embedded CPE gateway can establish and terminate the connection to the Internet as is required. Furthermore, the embedded CPE gateway allows calls to be received over the Internet from the Company's network, and for those calls to ring the attached phones. This capability allows calls to be received from other the Company's customers or from remote exchange numbers / toll free numbers being provided by the Company's network.

Where a customer does have a PBX, the Company's embedded CPE gateways integrate on the line side of the PBX, emulating one or more analog trunks. Through least cost routing (LCR) functions and line grouping functions found in all modern PBXs, it is possible for the customer to direct their long distance traffic to the Company's network. In order to do this, the PBX is programmed to route some or all calls to the group of lines attached to the embedded CPE gateway. This configuration also facilitates inbound calls, as the PBX will handle them in the same way as calls received directly over the PSTN.

 C.3.3    CPE Gateway - Complete

While significant functionality can be provided by embedded CPE gateways, there are some restrictions to the applications and scale that can be effectively handled with an embedded solution. Typically, embedded gateways do not provide the ability to deploy applications, and as such, all traffic must be routed to alternate locations for services such as IVR and routing. The embedded CPE gateways selected by the Company have these restrictions, and are justified given that the Company's goal with the embedded CPE gateways is to have a simple, small, inexpensive solution that does not require significant investment.

However, some customers are expected to require larger systems, digital connectivity, integrated applications, and other such capabilities. For example, a large corporation with multiple offices may want to use their existing WAN to carry traffic between nodes, but to have all long distance traffic handled by the Company network. It might additionally want to provide a service to its employees to be able to dial in remotely and originate calls using the Company network at reduced prices. Such applications demand a complete IP gateway solution. Although complete IP gateway solutions may be available through embedded devices, providing such services normally is challenging for a purely embedded device. To meet the needs of sophisticated customers, the Company intends to use a combination of embedded technology and PC servers, deployed at the customer site.

These complete gateways will provide to the customer all of the benefits described for the embedded CPE gateway. In addition, such gateways will be capable of managing restrictions on individual users of the system, flexible routing, and will support other applications that the Company may wish to offer to the customer in the future. Complete Company CPE gateways will be capable of handling up to 120 ports of connectivity to the Company's network, ensuring that the requirements of even the largest customers can be handled successfully.

C.3.4     Automated Dialers

In many cases, the target companies for the Company's network may not even have an IP network connection, nor may they be inclined to obtain one. While such customers can use PSTN access numbers to access the services provided by the Company's network, the Company's will provide automated dialers, also referred to as autodialers, to provide one-stage access to the Company's network and services.

The autodialer will provide the user with a dial tone, and is pre-programmed with access numbers, user IDs, and other information that is necessary to access the Company's services. During the dialing process, the autodialer will connect to the nearest Company switch, and supply the necessary information for the Company's switch to deliver the desired service to the end user. The autodialer may even be capable of routing around the Company's switches that are experiencing problems, guaranteeing a prospective Company's customer that no service disruption will be possible.

Since autodialers are relatively inexpensive, this approach allows the Company to provide the benefits of one-stage access to smaller organizations whose traffic does not justify the cost involved in deploying either an embedded or complete CPE gateway.

D.        Suppliers

A significant amount of technology will be required to create the network and deliver services to end-users. Although the Company will have to have the technical expertise to create some systems, the Company's strategy is to partner with other companies that provide the required technology and can meet the Company's requirements. A list of the partners and suppliers that the Company intends to use are listed as follows.

D.1     Array Telecom Corp. of Herndon, Virginia, U.S.A.

Array Telecom Corp (Array) has been selected as the provider of both the IP gateway and application technology used to operate the Company switches, as well as the provider of complete CPE-based gateways. Array will supply the initial equipment required to build the Company network. To date, the Company has ordered the billing software and server, and the first 3 gateways, to be located respectively in Rotterdam, The Netherlands, Herndon, Virginia, and Hong Kong, during the first quarter of 2000. The Company has also ordered two low-density gateways for testing purposes.

Array products are built on standard off-the-shelf PC hardware technology. This is significant since alternate PC hardware can be selected in the case where the default hardware platform provided by Array is not certified for use in a particular environment.

D.2     Infozech

Infozech, based in India, provides a billing system for IP gateways. The Infozech system was found to provide sufficient capabilities to meet the Company's requirements. Additionally, it has been determined that Infozech is willing to customize its products in order to meet specific requirements. The main reason for the selection of Infozech as a provider of billing software is that Infozech has integrated their billing software with Array's Series 3000 products.

D.3     TEK DigiTel

TEK DigiTel has been selected as the manufacturer of embedded CPE gateway devices. TEK DigiTel manufactures a product named the V-Server iGate. This product is a two-port embedded gateway, with support for H.323 and proprietary network protocols. On the telephony side, the TEK DigiTel product supports both analog trunk and analog station interfaces, and provides two ports (both of which can either be a station port or a trunk port, simply by connecting to the appropriate port). TEK DigiTel indicates that larger capacity boxes are currently being developed and tested.

For the connection to the IP network, TEK DigiTel provides two options: an Ethernet + ISDN BRI interface which allows the TEK DigiTel box to act as a router of traffic between the Internet and local LAN, as well as a Dual Ethernet version. The V-Server iGate is priced reasonably and provides the capabilities not found in many of the competing products.

The Company has contracted Array to perform interoperability and functional testing on the TEK DigiTel V-Server iGate products. The testing revolves around interoperability of the 2 port CPE devices with the Array gateways, Array large CPE devices, and with the Infozech billing software. The results of these tests indicate that the above technologies are interoperable with one another, as well as with the Company's billing software. Further testing is underway to verify the ISDN wakeup features described above.

D.4     UUNET Technologies Inc.

A high quality IP data network is critical for the Company. UUNET Technologies has been selected as the provider of this IP data network. The Company intends to install its switches at UUNET facilities around the world. This allows the Company to rapidly deploy nodes in its network without having to arrange for physical facilities to house the equipment. A 30-port Company switch was installed in UUNET's site in Rotterdam, The Netherlands in February 2000.

 D.5    Lampus Inc.

Lampus, a Korean company, is a manufacturer of automated dialers, and has been selected by the Company to supply the dialers used to access the Company's network services. The reason for the selection is that interoperability between Lampus dialers and the Series 3000 software has previously been established. Other Array customers are currently using the Lampus dialers successfully. An adapter-powered model and its configuration are shown below.

 D.6    Other Suppliers

The above sections described the suppliers of key pieces of equipment in the Company's network, and did not deal with commodity items such as monitors, keyboards, etc. However, the Company expects to use the following additional suppliers. No specific agreements have been negotiated with these suppliers as of yet.

Cisco Systems - Routers interconnecting the Company's switches and UUNET IP network. This may only be necessary in nodes where co-location is not possible.

American Power Conversion Corp - Uninterrupted power supply manufacturer.


E        Main Competitors

We expect to face competition from larger international telecommunications carriers such as AT&T Corp. and Internet service providers (ISPs) and other Internet companies such as America Online, Inc. and Yahoo, Inc. Many of these potential competitors have substantially greater financial and other resources than we do. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry will give rise to significant new competitors.

For the present, the following are the main competitors known to the Company:

 E.1     The Internet Telephone eXchange Carrier (ITXC)

ITXC will be a major competitor. ITXC is a clearinghouse for Internet telephony service providers and operates ITXC.net. Since April of 1998, ITXC has been used to provide traditional carriers international call completion with quality good enough for these carriers to serve their phone-to-phone customers. ITXC has, as of January 2000, reportedly installed 167 POPs in 45 countries, and 101 cities. The company adds between 5-9 POPs a month.

 E.2     iBasis

iBasis, Inc. was founded in 1996 to provide Internet Protocol (IP) telephony service to telecommunication carriers around the globe. The company has POPs across Asia, Europe, the Middle East, and the Americas. iBasis is in wholesale Internet telephony service.

E.3     Glocalnet.

Glocalnet  is  a  next-generation   telecommunications  group  headquartered  in
Stockholm, Sweden.

E.4     Net2Phone

Net2Phone began as a subsidiary of IDT Corporation, and is a provider of voice over public Internet communications services. Net2Phone enables its customers to place telephone calls from their computers, telephones, or fax machines to any telephone or fax machine in the world. By routing calls via the public Internet, Net2Phone enables users to save money on their international phone rates. Net2Phone develops its own Gateway technology for IP voice services offered by the company.

Recognized as the company who first bridged the Internet with the public switched telephone network, Net2Phone routes millions of minutes monthly over the public Internet. According to a recent study by Frost & Sullivan, Net2Phone leads the Internet telephony services industry with 30% market share.

Net2Phone's product offerings include PC-to-phone service, IP telephony service for phone or fax and Real-time PC-to-fax solution. Its network currently reaches 30 countries and expects to be operational in 25 additional countries by the end of 2000.

 E.5     DeltaThree.com

Founded in 1996, DeltaThree.com manages a network dedicated to the transmission of voice over IP. Its services include PC-to-phone, unified messaging, global access calling cards, voice greetings accessible from the company's communications portal. Deltathree.com currently operates a network of 37 international POPs. DeltaThree.com is a subsidiary of RSL Communications Ltd., an international facilities-based carrier.

Deltathree.com operates a managed network. According to Frost and Sullivan's recent study, Deltathree.com routes 17% of all Internet telephony traffic worldwide.

F        Partnership Program

A key element in the Company's overall strategy is its Partnership Program. The Company's Partnership Program is designed to facilitate the rapid deployment and sales of the Company's services with a minimum of capital investment on the part of the Company. There are three elements to the Company's Partnership Program:

o        Strategic Partner Program
o        Sales Partner Program
o        Technical Partner Program

Each one of these three programs is described in the sections below. The consolidation of these programs makes up the overall Company's Partnership Program.

F.1     Strategic Partner Program

The distribution partner program focuses on the rapid deployment of the Company's network. The program is designed to allow interested parties to participate in the deployment of the Company's network by providing capital used to locate an the Company's switch in a given area. Once that switch is deployed, the Company's Strategic Partner then performs marketing of the Company's services in that area, taking a share of any profits generated by that the Company's switch.

The responsibilities of a Strategic Partner are as follows:

o Provide initial capital required in the creation of a Company POP for an area. Prior to approval, the Company will determine the viability of the proposed location, and reserves the right to reject any locations that are deemed unsuitable. It is currently estimated that the required capital will be approximately US$50,000 per POP.

o Select one or more services offered by the Company, and sell those services within the area. The Company may establish certain requirements on levels of performance, etc, in order for a Strategic Partner to qualify to sell that service.

The benefits to Strategic Partners are the following:

o Deployment and maintenance of equipment is handled by the Company, allowing an Strategic Partner to sell service without being responsible for the deployment and maintenance of the actual equipment used to provide services.

o          Receive a percentage of the net operating profit from services sold.

The typical profiles of a Strategic Partner are expected to be:

o        Resellers of carriers and existing phone companies

o        ISPs that have either sales forces or advertising programs

o        Sales organizations and network marketing organizations


F.2     Sales Partner Program

Under this program, the Company will recruit resellers who will make no capital investment but will specialize in selling service within an existing area where the Company has deployed a switch. Sales Partners will be required to commit to targets for each of the Company services that they sell. However, Sales Partners will be paid a commission based on sales.

F.3      Technical Partners

The CPE model requires a significant number of actual installations (of embedded gateways, complete gateways, or automated dialers) by the Company. Rather than building a large organization of installers that travel around the world installing such devices, the Company plans to enlist the services of Technical Partners around the world to deploy the Company's CPE access devices. Technical Partners will be paid a fee based on completing installations of the Company's access devices. Technical Partners may have differing experience (such as having experience with LAN environments, PBXs, or the combination of the two) and as such, compensation arrangements will vary from one technical partner to another.

G.        Government Approvals and Regulations

The Company will not attempt to enter into any market, which is subject to regulation, without first determining that it can satisfy the regulatory requirements.

In order to conduct telephony business in the United States, the Company will have to prepare and file applications and associated tariffs for international and interexchange telecommunications certification before the Federal Communications Commission and State Commissions, respectively. The Company has requested and received a proposal from a US consulting company, to prepare and file the applications, but has not yet given approval to proceed. The Company understands that the process will require several months to complete. No specific time frames for securing approvals in any particular jurisdiction have been established.

The Company's need for licenses in Europe and Asia will be a function of whether the Company operates as a foreign company in those locations, or whether it works with licensed local partners and no specific decisions or arrangements have yet been made in this regard.

H.        Patents, Trademarks and Royalty Agreements

The Company does not have any patents, trademarks, licenses or protective agreements. The Company has trademarked its logo in Canada.

 I.      Research & Development Activities

The Company considers that it has, to the date hereof, spent on research and development activities related to its above-described business approximately $200,000. There is no specific allocation of any of those costs to the Company's future customers - although it will be the Company's objective to charge for its products and services in sufficient amounts to enable it to recover its research and development costs.

J.        Employees

At the date hereof, the Company has one employee, Charlie Yang. The Company functions through the efforts of its officers, directors and contracted consultants. As the Company's business and development efforts expand additional personnel will be engaged - who may become employees or who may supply their services under contract.

Item 2.  DESCRIPTION OF PROPERTY

 As of December 31, 1999, the Company did not own or have any rights to purchase any plants or other property.

Item 3.  LEGAL PROCEEDINGS

Mr. Charles Yang joined the Company in July 1999, as President and Chief Operating Officer. Part of the motivation for recruiting Mr. Yang were his strong representations that he could bring to the Company extensive business connections, and that those connections could be converted into sales for the Company. The Board subsequently concluded that Mr. Yang did not have the potential that they originally believed he had - which is part of the reason for the breakdown of the relationship with Mr. Yang.

Mr. Yang ceased providing services to the Company as of January 31, 2000. Mr. Yang's positions as President and Chief Operating Office of the Company were formally terminated March 9, 2000. His employment agreement is now in arbitration and the Company does not believe itself to be bound by it. The Company believes it will prevail in the arbitration. The Company does not consider that repudiating the agreement with Mr. Yang will have any effect on its business.

Other than disclosed above, the Company is not involved in, nor has no knowledge of, any threatened or pending legal proceedings against it.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matters were submitted to security holders for their approval.

                                     PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

A.       Market Information

Until December 15, 1999, the common stock of the Company was traded on the Over-The-Counter Electronic Bulletin Board under the symbol "EPHO". After December 15, 1999, trades have been made on the National Quotation Bureau's electronic "Pink Sheets" under the symbol "EPHO". The Company's shares do not trade on any stock exchange or any other market.

The Company's shares were not publicly traded or quoted in 1997 or the first two quarters of 1998. The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated as reported by NASDAQ's Trading and Market Services Division. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                1998 Bid                  1999 Bid
                       ----------------------------------------------------
                            High           Low        High         Low

      March 31               N/A           N/A          $ 0.63      $ 0.50
      June 30                N/A           N/A          $ 2.13      $ 1.25
      September 30             $  0.50      $ 0.50      $ 3.13      $ 0.75
      December 31              $  0.50      $ 0.50      $ 1.65      $ 0.59
      ---------------------------------------------------------------------



B.       Shares

The Company has an authorized capital of 50,000,000 voting common shares, par value $.001. As of the December 31, 1999, 12,000,000 shares are issued and outstanding. The issued and outstanding shares are held by 25 registered shareholders. All of the common shares rank equally with each other, and none have attached to them any dividend, pre-emptive or other rights or restrictions. Each share has attached to it one (1) non-cumulative vote. Of the 12,000,000 shares issued, 9,300,000 shares are free trading, while 2,700,000 are subject to control block restrictions.

Effective June 7, 1999, the Company granted share purchase incentive options to 12 directors, executive officers, non-executive officers and individuals providing services to the Company, entitling them to purchase up to an aggregate total of 3,500,000 shares of the Company, exercisable at $0.50 per share on or before June 30, 2002. Charlie Yang was granted 500,000 options pursuant to the agreement described in Part III-Item 12 "Certain Relationships and Related Transactions limit of 50,000,000. The options holders agreed to the deferment in exchange for the revocation of the necessity of being employed by the Company at the time of exercising the options.

On November 3, 1999, the Company agreed with certain private investors (including some of the directors and officers) to make a $1,012,500 Regulation S private placement of shares to them. In all, 1,350,000 shares will be issued at $0.75 per share, plus 1,350,000 in warrants at $1.25 each. The proceeds from this private placement were used to fund operations and equipment purchases in 1999.

From authorized capital, the Company has agreed to reserve in escrow 14,000,000 shares, which will be released in four tranches, conditional upon the company's operations reaching a series of performance targets. The holders of these escrowed performance shares include directors, executive officers, non-executive officers and individuals providing service to the company. Reservation of these shares and their release is dependent upon shareholder approval of an amendment to the Company's Articles of Incorporation, in order to increase the number of authorized common shares.

The Company is currently in negotiations with Charlie Yang, former President and COO with respect to the terms of his departure from the company. Mr. Yang has requested to proceed towards arbitration. The terms of the settlement may involve the issuance of some shares to Mr. Yang.

C.       Holders

As of December 31,1999, there were 25 shareholders of record of the Company's outstanding shares. One registered holder with 7,065,700 shares was the brokers' nominee and clearing house Cede & Co., of New York City, New York, U.S.A. The Company has no knowledge of who are the beneficial owners of the shares registered in the name of Cede &Co.

 D.      Dividends

The Company has not paid any cash dividends to date and the company does not anticipate that any cash dividends will be declared or paid on the common shares in the foreseeable future. Payment of dividends is solely at the discretion of the Board of Directors.

On July 2, 1999, the Board of Directors unanimously approved a stock dividend of 2 shares for each 1 issued share, having the same effect as a 3 for 1 forward split of the Company's common shares. The record date of the stock dividend was the close of business on July 6, 1999 and the stock dividend was paid at the close of business on July 16, 1999. The Company does not anticipate that there will be any stock dividends paid by the Company in the foreseeable future.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


Forward Looking Statements. Some of the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Forward-looking statements include but are not limited to:

         - our expectations and estimates as to completion dates of the Network of Regional gateways we are installing and the Network.

         - our ability to implement successfully our operating strategy as defined in the business plan of the Company.

         - future financial performance as estimated in the Company's financial projections.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

         -        inaccuracies in our forecasts of customer or market demand

         -        highly competitive market conditions

         -        changes  in  or  developments  under  laws,   regulations  and
                  licensing requirements in regions the Componay is installing gateways

         -        changes in telecommunications technology

These factors should not be construed as exhaustive. We will not update or revise any forward-looking statements.

A.       Overview

Array Telecom, Inc., a subsidiary of Comdial Corporation will supply the initial equipment required to build the Company network. As of December 31, 1999, the Company had ordered the billing software and server, and the first 3 gateways, which were placed in Rotterdam, The Netherlands, Herndon, Virginia, and Hong Kong, during the first quarter of 2000.

The Company also agreed with Array Telecom Inc., to provide ongoing technical management services regarding the verification and testing of the TEK DigiTel V-Server iGate product, other products, and provide the technical expertise in the final design and implementation of the Company's network.

Subsequent discussions between the Company and Array revealed significant synergy between the two organizations. Array owns the product and technologies that are central to the success of the Company. The Company represented the ideal customer for Array with its innovative marketing and sales strategies that created applications for Array products that they did not independently have the ability to provide.

The Company has not received any revenues from operations, in each of the last two fiscal years, as it has not commenced its proposed business operations on a commercial basis.

As of December 31, 1999, the Company had approximately $82,742 in cash and $374,894 in current liabilities. The Fixed Assets increased to $144,026 with the purchase of 3 gateways and software that are being installed in The Netherlands, Herndon, Virginia and Hong Kong.

The Company, effective November 3, 1999 privately sold 1,350,000 shares, to generate funding of $1,012,500. The proceeds from this private placement have been used to fund operations and equipment purchases to date. The Company anticipates that share purchase warrants attached to the shares will be exercised, giving the Company further funding.

Previously, the Company required approximately $60,000 per month for salaries, rent, marketing, general administration, and consulting and legal fees. These working capital requirements, and equipment purchases, will continue to be funded out of the above-noted private until March 31, 2000.

B.       Plan of Operation

A key strength of the Company's plan of operation for the next 12 months is that it proposes a variety of services, using a number of different products, to customers ranging from individuals to large corporations. This plan requires significant technical integration. Since the Company is neutral towards the selection of the hardware platform, it is likely that changes to the basic hardware systems deployed will occur continuously, as industry products, capabilities, and protocols evolve. The ongoing requirement to integrate the best products and technology available would require significant technical expertise and management. Even deploying the initial network will require the integration of IP gateway technology, autodialers, CPE devices, PSTN access ranging from single analog lines to digital T-1/E-1 lines, IP routers and network interfaces, billing systems, and much more. Integrating this variety of technology is expected to be challenging.

The plan calls for the Company to deliver a range of enhanced services. In addition, the Company NOC will require the ability to deploy these services, bill and monitor the services. It is likely that the Company will need to hire a development team that will build the technology to supply the services that cannot be purchased directly.

Experts in networking, IP telephony, and network design will be required in order to advise on the design and construction of the Company's network and services. Often, such design involved the technical evaluation of candidate products. The Company contracted Array Telecom Corp. to perform a significant portion of this evaluation, design and testing work.

The Company has begun the development of its network in Europe. The Company, with its European partners, plans to install and test 30 regional gateways, or the Company's switches, in Europe during the year 2000, 80 gateways in the year 2001 and 190 gateways in the year 2002.

At the same time the Company recognizes the need to generate revenues from operations. As regional gateways are tested and become operational, customers will be added through the efforts of the Company's partners.

The Company's anticipated timetable for the rollout of the European network is shown below.

   February 20, 2000    o Install Holland Regional Node(COMPLETED)
   February 29, 2000    o Confirm PSTN Providers (COMPLETED)
   March 15, 2000       o Install 5 Holland and 4 Belgium locations (in process)
                        o Technician hiring process engaged (in process)

   April 1, 2000        o 3 Technicians in Europe have been  hired (in
                        o Credit Card Facility set-up and finalized (in process)

   May 1, 2000          o Sell CPE in Holland & Belgium for Beta Test

   June 1, 2000         o Full CPE Sale in Holland & Belgium
                        o Install 10 Regional Nodes in France

          (Phase 1)
   August 1, 2000       o Sell CPE in France for Beta  September  1, 2000
                        o Full Sell of CPE in France (Phase 1)
                        o Deploy 10 more locations in France

           Phase 2
   December 1, 2000     o Full sale in France

The Company expects to hire full-time employees as it rolls out its plan of operations in the latter half of 2000.

Item 7.  FINANCIAL STATEMENTS

The information required hereunder in this report are set forth in the "ePhone Telecom Inc. - Financial Statements" on page 30.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Since May 1996, the Company has engaged Barry L. Friedman, P.C., of Las Vegas Nevada, as its principal independent auditor. Barry L. Friedman, P.C.'s reports for the fiscal years ended December 31, 1997 and 1998, six months ended June 30, 1999, did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified as to uncertainty, audit scope or accounting principles.

The reports of Mr. Friedman raised doubt with the respect to the Company's ability to continue as a "going concern" since the Company "has no established source of revenue". The Company has not had any disagreements with Barry L. Friedman, P.C on any of his reports.

Because of the significant nature of the work involved in performing the Company's 1999 audit and an unexpected illness, Mr. Friedman requested to be relieved of his commitment. On March 14, 2000 the Company appointed Grant and Thornton, LLP to perform the fiscal year 1999 audit.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

A.       Directors and Officers

The Directors and Executive Officers of the Company, their ages and positions held as of December 31, 1999 are listed below. Each director serves until the next Annual General Meeting of the Shareholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

         Name          Age                 Position Held
         ----          ---                 -------------
   Robert G. Clarke    55    President, Chief Executive Officer, Director
   Charlie Yang        39    Director (President up to March 9, 2000)(see below)
   John G. Fraser      53    Executive Vice President, Director
   Charlie Rodriguez   55    Vice President-Corporate Affairs, Secretary
   Benjamin Leboe      54    Chief Financial Officer
   Hans van Yzeren     52    Director
   Peter Francis       50    Director


The following describes the business experience during the past five years of the Company's Directors and Executive Officers, including for each director, other directorships held in reporting companies.

Robert G. Clarke, age 55, was appointed Director, President and Chief Executive Officer on June 3, 1999. Effective August 9, 1999, he resigned as President and was appointed Chairman of the Board. He is also deemed the promoter of the Company. Mr. Clarke was re-appointed President March 9, 2000. During the last 5 years he has acted an independent business consultant. He was a Director, President and Chief Executive of Waverider Communications, Inc. (OTC BB Symbol "WAVC") from January, 1997 to December, 1997. He was a Director of Global CT & T Telecommunications, Inc. ("GLC" - Vancouver Stock Exchange) from September 18, 1995 to October 17, 1996 and from February 11, 1998 to October 11, 1999. Mr. Clarke was also the Corporate Secretary of Pacific Western Capital Corporation (traded on Vancouver Stock Exchange) from August 15, 1995 to October 17, 1996.

Mr. Clarke holds the degrees of Bachelor of Commerce and Master of Business Administration.

Charles Yang, age 39, was appointed Director, President and Chief Operating Officer of the Company, on August 9, 1999. He was terminated from his position on March 9, 2000.

John G. Fraser, age 53, was appointed Director and Executive Vice-President of the Company on June 3, 1999. He was with KPMG Canada, Chartered Accountants from November 1976 until February 1998. His last position was as Vice-Chairman and had national responsibility for KPMG Consulting. Mr. Fraser has a Masters in Business Administration from University of Pittsburgh and a Bachelor of Commerce and Administration from Victoria University, Wellington, New Zealand.

Charlie Rodriguez, age 55, was appointed Vice-President of Corporate Affairs and Corporate Secretary on June 3, 1999. He is also President of Management Services of Arizona, a business consulting company specializing in mergers, acquisitions and financing. Previously, he served as Chief Financial Officer for Zephyr
Technologies, Inc., Omaha, Nebraska, a biometrics and smartcard software integration company. He was with WaveRider Communications, Inc., a wireless communication company, (OTC B. B. symbol "WAVC"), Vancouver, Canada, formerly named Channel I, Inc. serving as director from January to November 1997, and as President and CEO from May 1995 to January 1997. During 1995 and 1996, he resided in London, United Kingdom and was involved in the European business and capital markets. During 1998, he was the lead consultant during the restructure of the Hogan Clinics in Las Vegas, Nevada. From October 1994 to December 1996 he was an in-house consultant for Advisory Services of Arizona, Inc., Scottsdale, Arizona, an investment banking and consulting company specializing in public companies. From November 1994 to March 1995, Mr. Rodriguez was the Treasurer and Chief Financial Officer for Bullet-Cougar Golf Equipment Manufacturing Company (a NASDAQ company), Irvine, California. Mr. Rodriguez has a Master in Business Administration.

Benjamin Leboe, age 54, was appointed Chief Financial Officer of the Company on June 3, 1999. From July 1995 to present, he is the Owner/Manager of Independent Management Consultants of British Columbia.. From 1991 to June 1995, he was the Vice-President and Chief Financial Officer of VECW Industries Ltd. Director and President of CPT Pemberton Technologies Ltd. (Symbol "CPT" Vancouver Stock Exchange). Mr. Leboe is a British Columbia Chartered Accountant and Certified Consultant.

Peter Francis, age 50, was appointed as a Director on June 3, 1999. Mr. Francis resides in Hong Kong. From 1984 to present he has operated his own investment and corporate advisory company. During this time, he was a member of the Boards of, or was a shareholder of, or advisor to 12 companies that were publicly listed for trading on Asian markets. Mr. Francis has the responsibility for development of the Company's business in Southeast Asia especially Vietnam and China.

Hans van Yzeren, age 52, was appointed as a Director on June 3, 1999. From April 1999 to present he has been self-employed providing services to the Company in its efforts to research and develop markets in Europe. During 1996 to April 1999, he was employed by Data Services NV, Belgium as a Partner/Managing Director developing and establishing a brand name of computer peripherals and computer monitors in the European market. From 1990 to 1996, G-Tel Communications S.a.r.l., Luxembourg, employed him as a Partner/Director and was involved in the development of a new style cordless telephone including R & D, products design, manufacturing, cost reduction and marketing.

B.       Compliance with Section 16 (a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. In connection with the Company becoming a reporting Company as of December 15, 1999, Form 3 was inadvertently not filed on behalf of the Americana International Inc. of Hong Kong, whose owner is Gary Kenneth Urwin, Chartered Accountant. These Forms are in the process of being prepared and will be filed in short order.

Item 10.EXECUTIVE COMPENSATION

A.       Cash Compensation

During the fiscal years ending December 31, 1999 the company paid the following compensation to its Chief Executive Officer and President.

                                          SUMMARY COMPENSATION TABLE

                                                                                        Securities
                                                                                     Underlying, Stock
           Name and Principal Position                     Year       Compensation        Options
           ---------------------------                     ----       ------------   -----------------
Robert Clarke, CEO, President                              1999        $    48,000      1,000,000
Charles Yang, Director,   Former President and             1999        $    55,000        500,000
COO (1)

1. Mr. Yang ceased providing services to the Company by January 31, 2000. Mr. Yang's positions as President and Chief Operating Office of the Company were formally terminated March 9, 2000. Details are provided in
         Part III-Item 12 "Certain Relationships and Related Transactions".

   --------------------------------------------------------------------------


Other than Charlie Yang, no directors or executive officers are presently under any employment agreement pursuant to which they are guaranteed a salary or other direct compensation. During 1999, certain directors and executive officers were paid $232,000 to perform functions for the Company on a consulting basis. These officers and directors were paid for their services rendered from time to time on such basis as was negotiated by the Chief Executive Officer, Mr. Clarke.

During 1999, consulting fees were paid to Messrs. John Fraser ($38,000), Hans van Yzeren ($32,000), Charlie Rodriguez ($45,000), and Ben Leboe ($14,000).

B.       Option Grants

No options were granted by the Company during any period prior to December 31, 1998. The Company does not have a stock option plan. The Company granted, effective June 7, 1999, share purchase incentive options to 12 directors, executive officers, non-executive officers and individuals providing services to the Company entitling them to purchase up to an aggregate total of 3,500,000 shares of the Company exercisable at $0.50 per share on or before June 30, 2002. The options granted to any individual will terminate within 30 days after the individual ceases to perform services for the Company or within 6 months after the date of the death of such individual. Charles Yang was granted options on 500,000 shares in the agreement with him described below in Part III-Item 12 "Certain Relationships and Related Transactions". The numbers of shares optioned to each of the Company's Directors and Executive Officers is shown in Item 11 below.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information with respect to beneficial ownership of the outstanding common shares of the Company as of December 31, 1999 for: (i) each shareholder known to be the beneficial owner of 5% or more of the outstanding common shares; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors of the Company as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or has the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

At December 31, 1999 the Company had 12,000,000 shares issued and outstanding and has agreed to issue 1,350,000 shares pursuant to the private placement described above, and had outstanding options entitling the purchase, within 60 days, of 4,000,000 shares. The following information as to percentage of beneficial ownership is therefore of the total shares issued or under option, being 17,350,000.

   Name and Address                          Number of Common Shares                  Percent of
or Identity of Individual                      Beneficially Owned                     Beneficial
      or Group                            or Deemed Beneficially Owned                Ownership
-------------------------                 ----------------------------                ----------
Robert G. Clarke
West Vancouver, B.C.                            Nil  shares
Director, Chairman, President                   1,000,000 options                        5.76%
and Chief Executive Officer and
Promoter

Charles Yang
39767 Paseo Padre Parkway
Suite E,                                         Nil  shares
Fremont, California, 94538                       500,000 options                         2.88%
Director

Peter Francis
Suite 3C, Tung Shan Terrace,                     Nil shares
Stubbs Road,                                     250,000 options                         1.44%
Hong Kong
Director


Willem Johan Henri ("Hans")
  van Ijzeren
Gorzendreef 12                                   Nil shares
2360 Oud-Turnhout                                250,000 options                         1.44%
Belgium
Director

Charlie Rodriguez
162 West Petunia Place                           Nil shares
Tucson, Arizona                                  250,000 options                         1.44%
U.S.A. 85737
Secretary and Vice-President

John Fraser
104 Elm Avenue                                   Nil shares
Toronto, Ontario                                 250,000 options                         1.44%
M4W 1P2
Director and Executive Vice-President

Ben Leboe
16730 Carrs Landing Rd.                          Nil shares
Lake Country, B.C.                               250,000 options                         1.44%
V4V 1B2
Chief Financial Officer

Executive Officers and Directors                 Nil shares
as a group of seven (7) persons                  2,750,000 options                      15.85%

Americana International Inc.*
Hong Kong                                        2,550,000 shares                       14.7%
Holder of more than 5%

* Management is advised that the owner of 100% of the issued shares of Americana International Inc. is Gary Kenneth Urwin, Chartered Accountant, of 27 Hamilton Parade, Pymble, Sydney, Australia. Mr. Urwin has no other relationship to the Company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A.       Founding Shares

On May 8, 1996, immediately following the incorporation of the Company, the Company issued 1,000,000 common shares for services rendered to the Company for a deemed price of $0.001 per share for a total of $1,000. Of these 975,000 shares were issued by the Company to Ira Schwartz, the Company's sole director and officer at the time.

B.       Charlie Yang

By an Agreement, dated July 8, 1999, which is now in dispute, the Company engaged Charles Yang to provide his services on a full-time basis as the President and Chief Operating Officer of the Company for a basic term of 4 years. The Agreement provides for the payment to Mr. Yang of a fee of $7,500 per month initially, escalating to $17,500 per month for the period April 1 - June 30, 2000. For the second, third and fourth years of Mr. Yang's engagement, his compensation would be reviewed but would have increased by a minimum of, not less than 15% over the amount paid to him in the preceding year.

The Agreement also provided for Mr. Yang to be granted options and, pursuant thereto, Mr. Yang was granted option to purchase 500,000 common shares of the Company exercisable at $0.50 per share, during the term of his Engagement Agreement, the options vesting on the following schedule:

(a)      100,000 shares on execution of the Agreement
(b)      200,000 shares October 1, 1999
(c)      200,000 shares January 1, 2000

In the Agreement, the Company also agreed to acquire from Mr. Yang 100% of the issued shares of a company owned by him, General-Tel Inc., in exchange for 1,500,000 voting common shares of the Company. The Agreement provides that the Company must, within 6 months of the closing of the acquisition of General-Tel, raise funding for itself (and possibly to be used by General-Tel) of not less than $1,100,000, and if such financing is not raised within the said deadline Mr. Yang will be entitled to cancel the negotiations or the acquisition agreement and have 100% of the shares of General-Tel transferred back to him. In consideration, he must return 1,350,000 of the Company's shares. As part of the dispute with Mr. Yang, the Company will not purchase the shares of General-Tel.

The Company has agreed to issue Mr. Yang 2,000,000 voting common shares (which it has not yet done). The Company's Canadian lawyers will hold the certificates for the shares in escrow, and 25% of such shares - i.e. 500,000 shares - will be released to Mr. Yang upon the Company achieving the following performance thresholds of up to $50,000,000 in sales.

The Agreement required that Mr. Yang bring to the company the benefit of all negotiations and technical knowledge initiated or held by him to sell hardware or services with respect to a technology referred to as Wireless Local Loop ("WLL"). The Company had agreed to issue Mr. Yang 1,000,000 voting common shares if he succeeded in developing an agreement for the sale of WLL to one or more purchasers brought to the Company - such shares to be issued on the following schedule:

(a) 300,000 shares upon completion of negotiation and signing of Memorandum of Understanding with the purchaser of WLL;

(b) 300,000 shares upon completion of signing of a formal contract for the sale of WLL;

(c) 400,000 shares upon the receipt by the Company from the sale of WLL of payments and revenues of not less than $500,000.

Further, Mr. Yang would have received 10% of the gross profits earned by the Company from the sales of WLL.

Mr. Yang was also, from the sale of the Company's products or services, to receive royalties on the following basis:

(a) from sales of equipment or services in China, Vietnam or Taiwan, provided the Company's gross profit margin is not less than 20% from such sales, Mr. Yang will be paid 5% of the gross profits from such business; and

(b) for countries other than China, Vietnam or Taiwan where the Company would pay sales commissions to representatives or agents in such other country, Mr. Yang would have been paid monies equal to 1% of the amount of the gross sales revenues from such countries;

(c) where sales to China, Vietnam or Taiwan produce gross profits of less than 20% then Mr. Yang would have, in lieu of the aforesaid 5%, receive commissions equal to 1% of the gross sales revenues from such countries.

A breakdown in the relationship between the Company and Mr. Yang developed and he ceased providing services to the Company by January 31, 2000. Mr. Yang's positions as President and Chief Operating Officer of the Company were formally terminated on March 9, 2000. Mr. Yang has given a notice that he requires his dispute with the Company to be arbitrated. The Company believes that it has no further liabilities or obligations to Mr. Yang.


Item 13. EXHIBITS AND REPORTS ON FORM 8K.

3.1   Articles of Incorporation (1)
3.2   First Amendment to Articles of Incorporation (1)
3.3   Bylaws (1)
4.1   Form of Option Incentive Agreement (1)
10.1  Engagement  Agreement dated July 8, 1999 with Charles Yang (1)
10.2  Form of Option Incentive Agreement (1)
10.3 Agreement in Principle dated October 22, 1999 with Saigon Post and Telecommunications Corp. (2)
27.1  Financial Data Schedule

          (1)-Previously filed with Securities and Exchange Commission on October 15,1999, Form 10SB
          (2)-Previously filed on January 5,2000 as Amendment No. 2 to Form 10SB

REPORTS ON FORM 8K.  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. ePHONE Telecom, Inc.

(Registrant)


By:/s/Robert G. Clarke
----------------------
CEO

Date: April 14, 2000
--------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/Robert G. Clarke
----------------------------------
(Robert G. Clarke, CEO, Director )


Date: April 14, 2000
--------------------

By:/s/Ben Reboe
----------------------------------
(Ben Reboe, Chief Financial Officer)

Date: April 14, 2000
--------------------

By: /s/John Fraser
----------------------------------
(John Fraser, Director)

Date: April 14, 2000
--------------------

By:/s/Peter Francis
----------------------------------
(Peter Francis, Director)

Date: April 14, 2000
--------------------

           Supplemental information to be furnished With Reports Filed

     Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

As of March 31, 2000, no annual report or proxy material has been sent to security holders.

Proxy material is to be furnished to security holders subsequent to the filing of this annual report for a shareholders meeting to be held no later than June 30, 2000. The Company intends to furnish copies of such material to the Commission when it is sent to security holders.

Contents

                                                                    Page

Independent Auditor's Report on the Financial Statements             F-1

Balance Sheet                                                        F-2

Statement of Operations                                              F-3

Statement of Cash Flows                                              F-4

Statement of Stockholders' Equity                                    F-5

Notes to the Financial Statements                                 F-6 - F-11

Grant Thornton LLP
Chartered Accountants
Management Consultants

Canadian Member Firm of
Grant Thornton International

         Independent Auditors' Report on the Financial Statements

         To the Shareholders of
         ePHONE Telecom, Inc.

         We have audited the balance sheet of ePHONE Telecom, Inc. (formerly IFB Corp.) (a Development Stage Company) as at December 31, 1999 and the statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

         In our opinion, these financial statements present fairly, in all material respects, the financial position of ePHONE Telecom, Inc. as at December 31, 1999 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue and is dependent on its ability to raise substantial amounts of equity funds. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The financial statements as at December 31, 1998 and for the period from inception to December 31, 1998 were audited by a certified public accountant who expressed an opinion on those statements in his report dated July 16, 1999 which included an emphasis paragraph with respect to issues raising substantial doubt about the Company's ability to continue as a going concern.

Kelowna, Canada
April 11, 2000                                             Chartered Accountants

247 Lawrence Avenue
Kelowna
British Columbia
V1Y 6L2
Tel:  (250) 762-4434
Fax: (250) 762-8896
ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Balance Sheet

December 31                                              1999           1998
                                                     -----------    -----------
Assets
Current

   Cash ...........................................  $    82,747
   Equipment purchase advances ....................      269,200
                                                     -----------
                                                         351,947

Capital assets (Note 4) ...........................      125,474    $     4,875
                                                     -----------    -----------
                                                     $   477,421    $     4,875
                                                     ===========    ===========

Liabilities

Current

   Accounts payable ...............................  $   282,899    $    11,073
   Accrued liabilities ............................      332,000
   Due to related parties .........................       91,995         12,046
                                                     -----------    -----------
                                                         706,894         23,119
                                                     -----------    -----------
Stockholders' Equity

Capital stock (Note 5) ............................       13,171          1,000
   Authorized:
       50,000,000 common shares of $0.001 par value
   Issued:
       12,000,000 shares (1998: 1,000,000)
Additional paid-in capital ........................      499,125
Stock subscriptions for 1,170,667 shares ..........      876,829
Deficit accumulated during the development stage ..   (1,618,598)       (19,244)
                                                     -----------    -----------
                                                        (229,473)       (18,244)
                                                     -----------    -----------
                                                     $   477,421    $     4,875
                                                     ===========    ===========


Contingency (Note 7)


               See accompanying notes to the financial statements.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Statement of Operations

                                                       For the          For the            For the
                                                     period from         year            period from
                                                    inception to         ended          inception to
                                                     December 31      December 31        December 31
                                                        1999             1999               1998
                                                   -------------     -------------       ------------
Bank charges                                       $      11,066     $       8,550       $      2,516
Communication                                             16,623            16,623
Consulting fees                                          542,625           542,625
Depreciation                                              32,072            31,530                542
Management services                                      383,000           383,000
Market development                                       211,879           210,889                990
Office                                                    38,505            38,355                150
Professional fees                                         96,338            81,695             14,643
Regulatory costs                                           3,735             3,735
Rent                                                      95,766            95,766
Travel                                                   178,989           178,586                403
                                                   -------------     -------------       ------------
Total expenses                                         1,610,589         1,591,354             19,244
                                                   -------------     -------------       ------------
Net loss                                           $  (1,610,598)    $  (1,591,354)      $    (19,244)
                                                   =============     =============       ============
Weighted average number

   of shares outstanding                               5,198,646        11,027,473          1,000,000
                                                   =============     =============       ============
Loss per share - basic and diluted                 $       (0.29)    $       (0.14)      $      (0.02)
                                                   =============     =============       ============







               See accompanying notes to the financial statements.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Statement of Cash Flows

                                                      For the         For the             For the
                                                    period from        year             period from
                                                   inception to        ended           inception to
                                                    December 31,    December 31,        December 31,
                                                       1999            1999                1998
                                                   -------------     -------------       ------------
Cash flows derived from

   Operating Activities

       Net loss                                    $  (1,610,598)    $  (1,591,354)      $    (19,244)
       Depreciation                                       32,072            31,530                542
       Stock issued for services rendered                  1,000                                1,000
       Stock option benefits charged
           to operations                                 402,125           402,125
       Changes in non-cash operating
           working capital
           Accounts payable                              282,899           271,826             11,073
           Accrued liabilities                           332,000           332,000
                                                   -------------     -------------       ------------
                                                        (560,502)         (553,873)            (6,629)
                                                   -------------     -------------       ------------
   Financing Activities

       Capital stock issued for cash, net                100,000           100,000
       Capital stock subscriptions received              878,000           878,000
       Advances from related parties                      91,995            79,949             12,046
                                                   -------------     -------------       ------------
                                                       1,069,995         1,057,949             12,046
                                                   -------------     -------------       ------------
   Investing Activities

       Capital assets                                   (157,546)         (152,129)            (5,417)
       Equipment purchase advances                      (269,200)         (269,200)
                                                   -------------     -------------       ------------
                                                        (426,746)         (421,329)            (5,417)
                                                   -------------     -------------       ------------
Cash, end of period                                $      82,747     $      82,747              Nil
                                                   =============     =============       ============

Non-cash activities not included in cash flows

   Additional paid-in capital resulting from
   stock option benefits charged to operations     $     402,125      $    402,125

   Stock issued for services rendered              $       1,000                         $      1,000





               See accompanying notes to the financial statements.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Statement of Stockholders' Equity

From the date of incorporation to December 31, 1999


                                 Common Shares           Additional
                                                          Paid-In
                             Shares        Amount         Capital          Deficit        Total
                           ----------   -----------     -----------     ------------   -------------
Common stock
   issued by offering
   at $0.001 per share      1,000,000   $     1,000                                    $       1,000

Net loss for the period
   from inception to
   December 31, 1998                                                    $    (19,244)        (19,244)
                           ----------   -----------     -----------     ------------   -------------
Balance,
   December 31, 1998        1,000,000         1,000                          (19,244)        (18,244)

Common stock
   issued for cash          3,000,000         3,000     $    97,000                          100,000

Stock Dividend              8,000,000         8,000                           (8,000)              0

Market value of
   options issued
   to non-employees                                         402,125                          402,125

Net loss
   for the year ended
   December 31, 1999                                                      (1,591,354)     (1,591,354)
                           ----------   -----------     -----------     ------------   -------------
Issued capital stock,
   December 31, 1999       12,000,000        12,000         499,125       (1,618,598)     (1,509,598)

Stock subscribed for
   but not yet issued
   at $0.75 per share       1,170,667         1,171         876,829                          878,000
                           ----------   -----------     -----------     ------------   -------------
Balance,
   December 31, 1999       13,170,667   $    13,171     $ 1,375,954     $ (1,618,598)    $  (229,473)
                           ==========   ===========     ===========     ============     ===========


               See accompanying notes to the financial statements.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Notes to the Financial Statements

December 31, 1999


1.   Operations and going concern

The Company was incorporated as IRA Fund Brokers Corp. under the laws of the State of Florida on May 3, 1996 to engage in the business of global telecommunications. On April 6, 1998, the Company changed its name to IFB Corp. and to ePHONE Telecom, Inc. on March 22, 1999. The Company was inactive until 1998.

The Company has not yet commenced its planned principal operations and it has not yet earned any revenue.

The Company's current operational focus is to build a world-wide Internet Protocol (IP) network and to use that network to deliver a range of telecommunications services to the end user. Management is devoting substantially all the resources of the company to marketing and developing this technology. This development and marketing will require cash significantly in excess of its current resources. The ability of the Company to develop and market this technology is dependent on the Company's ability to obtain adequate financing, develop a commercial saleable technology and to achieve profitable operation.

2.   Summary of significant accounting policies

These financial statements are presented in U.S. dollars and in accordance with accounting principles generally accepted in the United States.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Capital assets

Capital assets are recorded at cost less accumulated depreciation. Depreciation is recorded on the straight line method at the following rates:

             Computer hardware                                  3 years
             Telecommunications equipment                     2.5 years
ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Notes to the Financial Statements

December 31, 1999


2.   Summary of significant accounting policies (Continued)

Financial instruments

The Company has various financial instruments that include cash, payables and amounts due to related parties. It was not practicable to estimate the fair value of the amounts due to related parties. The carrying values of other financial instruments approximate their fair value.

Deferred income taxes

Deferred income taxes are provided for significant carryforwards and temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future periods. Deferred tax assets or liabilities are determined by applying presently enacted tax rates and laws. A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Equity transactions (or stock options)

The Company accounts for stock options under SFAS No. 123, Accounting for Stock-Based Compensation, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion 25, Accounting for Stock Issued to Employees. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company's employee stock option plans are accounted for under APB Opinion 25.

3.   Related party transactions

The Company had the following transactions, recorded at their exchange amount, with related parties:

a) Incurred $383,000 (1998: Nil) for management services provided by companies in which certain directors have a controlling interest.
b) Paid consulting fees of $117,000 (1998: Nil) to certain directors of the Company.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Notes to the Financial Statements

December 31, 1999


3.   Related party transactions (Continued)

At December 31, 1999 the following balances with companies controlled by certain officers and/or directors were outstanding:

         Due to Access International Capital Corporation       $        100
         Due to AXON Management                                      74,670
         Due to Independent Management Consultants of BC              3,225
         Due to Fraser Leishman                                       6,000
         Due to Management Services of Arizona                        8,000

There are no fixed terms of repayment


4.   Capital assets                                                        1999               1998
                                                                           ----               ----

                                                      Accumulated           Net                Net
                                        Cost         Depreciation       Book Value         Book Value
                                   ------------     ------------      ------------       ------------
Computer hardware                  $     19,820     $      4,527      $     15,293       $      4,875
Telecommunications
   equipment                            137,726           27,545           110,181
                                   ------------     ------------      ------------       ------------
                                   $    157,546     $     32,072      $    125,474       $      4,875


5.   Capital stock

Private placement

The Company has agreed to issue 1,350,000 shares at $0.75 per share to certain private investors (including some of the directors and officers) pursuant to a Regulation S private placement. These shares to be issued include a warrant to purchase a further 1,350,000 shares at $1.25 per share. These shares are subject to a one year hold. As at December 31, 1999, subscriptions had been received for 1,170,667 for $878,000. Subsequent to December 31, 1999, the remaining 179,333 shares were subscribed for $134,500.

Stock options

The Company has granted 2,250,000 options to purchase common stock at $0.50 per share to directors and officers of the company.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Notes to the Financial Statements

December 31, 1999


5.   Capital stock (Continued)

Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                   For the year ended
                                                   December 31, 1999

     Net loss                               As reported        $ (1,591,354)
                                            Pro forma            (2,315,179)

     Loss per share of common stock         As reported        $     (0.14)
                                            Pro forma                (0.21)

The company has also granted 1,250,000 options to purchase common stock at $0.50 per share to consultants. The company recorded $402,125 in consulting expense for the year ended December 31, 1999, which is equal to the fair value of the options.

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%, expected volatility of 98%, the risk free interest rate of 5.64% for 1999, and expected lives of 3 years for the options.

A summary as of December 31, 1999 is presented below:

                                                                              Weighted Average
                                                               Shares          Exercise Price
                                                              ---------          ----------
     Outstanding, beginning of year
         Granted                                              3,500,000            $   0.50
         Exercised
         Forfeited
                                                              ---------          ----------
     Outstanding, end of year                                 3,500,000          $     0.50
                                                              ---------          ----------
     Options exercisable at year-end                          3,500,000          $     0.50
                                                              =========          ==========
     Weighted average fair value of
         Options granted during year                                             $     0.32
                                                                                 ==========
     Weighted average remaining

         contractual life (years)                                                      2.50
                                                                                 ==========

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Notes to the Financial Statements

December 31, 1999

5.   Capital stock (Continued)

Reserved shares

The  Company  intends  to  issue  in  escrow   14,000,000  shares  for  no  cash
consideration, which will be released in four tranches, conditional upon the company's operations reaching a series of performance targets. The targets envisioned pertain to achieving levels of operations defined by reference to the degree of development of the operating network and cumulative net sales. The recipients of these escrowed performance shares will include directors, executive officers, non-executive officers and individuals providing services to the company.

At December 31, 1999 no part of the network was operational and no revenues had been generated, and as such no shares were issuable. Reservation of these shares and their issue is dependent upon finalizing an agreement and receiving board approval, and upon receiving shareholder approval of an amendment to the Company's Articles of Incorporation in order to increase the number of authorized common shares.

6.   Income taxes

The potential tax benefits of the losses carried forward are offset by a valuation allowance of the same amount as there is substantial uncertainty that the losses carried forward will be utilized before their expiry.

7    Contingency

The Company is involved in arbitration relating to the termination of the former President and Chief Operating Officer. The claim against the company is for the issue of 1,500,000 common shares and 500,000 options to purchase common stock at $0.50 per share. Management does not anticipate that the outcome will have a material impact on earnings or financial position.

ePHONE Telecom, Inc.
(Formerly IFB Corp.)

(a Development Stage Company)
Notes to the Financial Statements

December 31, 1999

8.   Subsequent events

1) Subsequent to December 31, 1999, the Company issued 7,851,239 Special Warrants at $1.10 for total cash consideration of $8,636,363. The cash consideration to be received will be reduced by an 8% agent's commission of $690,909. Also 12.5% of the funds raised or $1,079,545 will be held in trust until the Company meets its obligation to commence trading of shares. In addition to the 8% commission the agent has been granted a 24 month option to purchase 250,000 common shares exercisable at $1.60 per share.

     Each Special Warrant is exchangeable for one share in the capital stock of the Company and one additional warrant to purchase one further share of the Company at $1.60 per share until March 31, 2002.

2) Subsequent to December 31, 1999, the Company formed a strategic alliance with Array Telecom Corporation and Comdial Corporation. The Company paid $2,650,000 for Array Telecom Corporation's capital assets and access to technology and signed a license agreement to pay a further $2,180,000 for technology over the next 5 years with $180,000 due in the first year and $500,000 in each of the next four years. Additional royalty payments will be payable to the extent that 2% of gross sales as defined in the agreement exceed these further payments for technology. As part of the arrangement, the company has agreed to pay compensation of $350,000 to employees of Array Telecom Corporation as compensation for benefits forfeited by them as a result of the creation of the strategic alliance.