Form 10QSB
period 2000-03-31
EPHONE TELECOM INC
filed 2000-05-22
CIK 1085082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000 OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________

Commission File Number: 000-27699

                              ePhone Telecom, Inc.
        (Exact name of small business issuer as specified in its charter)

             Florida                                    98-020-4749
 (State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                              1145 Herndon Parkway
                          Herndon, Virginia 20170-5535
         (Address of principal executive offices and Zip (Postal) Code)

                                 (703) 787-7000
                           (Issuer's telephone number)

                   Suite 1000, 355 Burrard Street, Vancouver,
                               B.C, Canada V6C 2GB
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X ; No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Company has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES n/a NO n/a

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, the Company had outstanding 13,442,400 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes    ;  No  X
                                                               ----     ----
                              ePhone Telecom, Inc.

                                  FORM 10 - QSB

                       For the Period Ended March 31, 2000

                                      INDEX


PART I. FINANCIAL INFORMATION.............................................1

Item I. Financial Statements (unaudited)

Balance sheet - March 31, 2000 and
  December 31, 1999 ......................................................1

Statements  of  operations - three months
  ended March 31, 2000 and 1999 and for the period April 30, 1996
  (inception) to March 31, 2000 ..........................................2

Statements  of cash flows - three  months
  ended March 31, 2000 and 1999 and for the period April 30, 1996
  (inception) to March 31, 2000 ..........................................3

Notes to financial statements ............................................4

Item II. Management's Discussion and Analysis or Plan of Operation .......8

PART II.OTHER INFORMATION

Item 1.     Legal Proceedings.............................................10

Item 2.     Changes in Securities.........................................10

Item 3.     Defaults Upon Senior Securities...............................11

Item 4.     Submission of Matters to a Vote of Security-Holders...........11

Item 5.     Other Information.............................................11

Item 6.     Exhibits and Reports on Form 8-K..............................11


Signatures................................................................12



                              Ephone Telecom, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                                   (unaudited)

                                                                                     March 31,    December 31,
                                                                                       2000           1999
                                                                                   -----------    -----------
Current Assets:
     Cash and cash equivalents .................................................   $ 3,557,682    $    82,747
     Restriced cash ............................................................     1,000,120           --
     Equipment purchase advances ...............................................       269,200        269,200
                                                                                   -----------    -----------
          Total Current Assets .................................................     4,827,002        351,947

Property and Equipment .........................................................       571,804        125,474

Other Assets ...................................................................     2,207,440           --
                                                                                   -----------    -----------
                                                                                   $ 7,606,246    $   477,421
                                                                                   ===========    ===========

Liabilities and Stockholder's Equity:

Current Liabilities:
     Accounts payable ..........................................................   $   406,283    $   282,898
     Accrued liabilities .......................................................       574,443        332,000
     Due to related parties ....................................................        96,895         91,995
                                                                                   -----------    -----------
                                                                                     1,077,621        706,893
                                                                                   -----------    -----------
Commitment and Contingencies ...................................................          --             --
                                                                                   -----------    -----------
Stockholders' Equity:
     Common stock, par value $0.001,  50,000,000 shares  authorized,  13,442,400 and 13,170,667 issued and outstanding at March 31, 2000 and
          December 31, 1999, respectively ......................................        13,442         13,171
     Additional paid in capital ................................................     1,625,683      1,375,954

     Special Warrants, net......................................................     7,219,036            --

     Deficit accumulated during the development stage ..........................    (2,329,536)    (1,618,598)
                                                                                   -----------    -----------
                                                                                     6,528,625       (229,473)
                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $ 7,606,246    $   477,421
                                                                                   ===========    ===========

See accompanying notes to financial statements.


                              ePhone Telecom, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                   (unaudited)

                                           Three Month Ended         (Inception)
                                               March 31,           April 30, 1996 to
                                          2000           1999        March 31, 2000
                                     ------------    ------------    ------------
Bank Charges .....................   $        596    $       --      $      9,146

Communication ....................          5,821            --            22,446

Consulting Fees ..................         22,025            --           564,650

Depreciation .....................         17,560            --            49,632

Management Services ..............         56,969           6,000         439,969

Market Development ...............        142,080            --           353,958

Office ...........................          3,756              32          44,777

Professional Fees ................         35,608           2,277         131,946

Regulatory Expenses ..............          3,558             742           7,293

Rent .............................           --               791          95,766

Salary ...........................        399,352            --           399,352

Taxes ............................          5,308            --             5,308

Travel ...........................         18,306           2,734         197,295
                                     ------------    ------------    ------------
Net Loss .........................   $   (710,940)   $    (12,575)   $ (2,321,538)
                                     ------------    ------------    ------------

Loss per share - basis and diluted   $       (.05)   $       --
Weighted average number of common
shares outstanding................     13,286,756       5,000,000


=================================================================================

See accompanying notes to financial statements.



                              EPhone Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (unaudited)


                                                                                                For the
                                                                       Three Months           period from
                                                                          Ended               Inception to
                                                                         March 31,              March 31,
                                                                -----------    -----------    -----------
                                                                    2000           1999          2000
                                                                    ----           ----          ----

Net loss ....................................................   $  (710,940)   $   (12,575)    (2,321,538)
Adjustments to reconcile net loss to net cash flows from
operating activities:
     Depreciation ...........................................        17,560            --          49,632
      Stock issued for services rendered ....................          --              --           1,000
      Stock option benefits charged to operations ...........          --              --         402,125
      Changes in operating assets and liabilities:
     Increase in accounts payable ...........................       123,385         11,752        406,284
     Increase in accrued liabilities ........................       242,444            --         574,444
     Increase due to related parties ........................         4,900            823         96,895
                                                                -----------    -----------    -----------
Net Cash Flows Used in Operating Activities .................   $  (322,651)   $      --         (791,158)
                                                                ===========    ===========    ===========

Cash Flow From Investing Activities:
Purchase of fixed assets ....................................      (463,890)          --         (621,436)
Purchase of array license ...................................    (2,207,440)          --       (2,207,440)
Increase in equipment purchase advances .....................          --             --         (269,200)
Investment at restricted cash ...............................    (1,000,120)          --       (1,000,120)
                                                                -----------    -----------    -----------
Net Cash Flows Used in Investing Activities .................    (3,671,450)          --       (4,098,196)
                                                                ===========    ===========    ===========
Cash Flow From Financing Activities:

     Proceeds from issuance of common stock .................       250,000         10,000      1,228,000
     Proceeds from issuance of special warrants, net ........     7,219,036           --        7,219,036
                                                                -----------    -----------    -----------
Net Cash Flows Provided By Financing Activities .............     7,469,036         10,000      8,447,036
                                                                ===========    ===========    ===========

Net Increase In Cash And Cash ...............................     3,474,935         10,000      3,557,682
     Equivalents

Cash And Cash Equivalents, Beginning of Period ..............        82,747           --             --
                                                                -----------    -----------    -----------
Cash And Cash Equivalents, End Of Period ....................   $ 3,557,682    $    10,000    $ 3,557,682
                                                                ===========    ===========    ===========



See accompanying notes to financial statements.

                              ePhone Telecom, Inc.

                          (A Development Stage Company)

                          Notes to Financial Statements

                                   (unaudited)

1.       Business and Summary of Significant Accounting Policies

ePhone Telecom, Inc., incorporated in 1996 under the laws of the State of Florida, and is traded on the over-the-counter market, on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., under the trading symbol "EPHO". As of the date of this report, trading of the stock of the company on the OTC Bulletin Board has been suspended. The Company's common stock is currently traded in the pink sheets. The Company is eligible to have trading resume on the OTC Bulletin Board when it has satisfied certain filing requirements with the Securities and Exchange Commission.

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

The Company is a development stage company as defined in Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and, since its incorporation has engaged in organizational activities and the development of its VoIP technology. The Company has not yet commenced commercial operations and has operated at a net loss each year since inception.

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which in our opinion are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

2.       Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of 2 to 5 years.

At March 31, 2000 and December 31, 1999, property and equipment consisted of the following:

                                    March 31,  December 31,
                                      2000       1999
                                      ----       ----

Computer equipment ...........   $  19,820    $  19,820
Fuurniture and fixtures ......     222,350         --
Telecommunications equipment .     379,056      137,726
                                 ---------    ---------

                                   621,436      157,546
Less: accumulated depreciation     (49,632)     (32,072)
                                 ---------    ---------

Property and Equipment .......   $ 571,804    $ 125,474
                                 =========    =========


3.       Other Assets

On March 31, 2000, the Company entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, the Company made an initial payment to Comdial of $2,650,000. As part of the Agreement, the Company received the fixed assets of Array Telecom, with a book value of approximately $443,000 and assumed the lease for Array Telecom's Herndon, Virginia facility. The License grants the Company an exclusive license for all Voice over Internet Protocol (VoIP) technology that has been developed by Array Telecom for a period of five years.

The License Agreement requires the Company to pay a further $2,180,000 for the VoIP technology over the next 5 years with minimum payments of $180,000 due in the first year and $500,000 in each of the next four years. Additional royalty payments will be payable to the extent that 2% of gross sales as defined in the Agreement exceed minimum payments for the VoIP technology. As part of the arrangement, the Company also agreed to pay an additional amount of $350,000 to employees of Array Telecom as compensation for benefits forfeited by them as a result of the creation of the Strategic Alliance.

The following is a schedule of future minimum rental payments required under this lease.

                    Year Ending December 31,

                             2000                  168,728
                             2001                  173,790
                             2002                  179,004
                             2003                  184,374
                             2004                   62,061
                                                  ---------
       Total future minimum lease payments         767,957
                                                  =========

4.       Stockholders' Equity

Private Placement

In 1999 the Company offered 1,350,000 units at $0.75 per unit to certain private investors (including some of the directors and officers of the Company) pursuant to an exemption from registration under Regulation S. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.25 per share. As of March 31, 2000, the Company had received payment for all units, totaling 1,350,000 shares for $1,012,500 and payments for warrants for 92,400 shares amounting to $115,500.

Special Warrants Offering

On March 7, 2000, the Company finalized an Agency Agreement with Groome Capital.com Inc. of Canada ("Groome"). Groome agreed to act as the Company's agent to offer in a private placement, primarily in Canada, but also globally -- excluding the United States -- up to 16,363,635 Special Warrants at and for a price of $1.10 per Special Warrant. Each Special Warrant entitles the holder to receive at no cost, one Unit ("Unit"). Each Unit is comprised of one share of common stock of the Company and one warrant ("Warrant"). The Warrant entitles the holder to purchase an additional share of the Company during a term of 24 months at and for a price of $1.60 per share. The Company agreed to pay Groome commissions of 8% of the gross proceeds received by the Company from the sale of the Special Warrants. Groome will also receive as compensation - (a) broker warrants (the "Broker Warrants") equal to 8% of the number of Units sold pursuant to the private placement offering; each Broker Warrant provides Groome with the option to purchase one share of the Company's common stock, exercisable at $1.10 per share, for a period of 24 months following the date of closing of the offering; and (b) an option to purchase an additional 250,000 shares of common stock of the Company, exercisable at a price of $0.60 per share, for a period of 24 months following the date of closing of the offering.

On March 31, 2000, the closing of the sale of the first portion of the Special Warrants the Company had received $7,219,036, net of $781,927 of offering costs from the sale of 7,273,602 Special Warrants. On April 7, 2000, the closing of the sale of a second portion of the Special Warrants occurred, and on April 20, 2000, the closing of the sale of the final portion of the Special Warrants occurred. The total net proceeds received by the Company from the Sale of Special Warrants was approximately $12,205,000. The total number of Special Warrants sold by the Company was 13,780,838.

As part of this offering, the Company agreed to hold 12.5% of the gross proceeds ($1,000,120) from the sale of the Special Warrants, together with any interest earned therefrom, in escrow until the date on which the last receipt in respect of the Prospectus is issued by the regulatory in the jurisdictions where a Prospectus will have been filed.

In the event that (i) a receipt has not been issued by each of the regulatory authorities in the jurisdictions in respect to the final Prospectus qualifying the securities for distribution in the jurisdiction, and (ii) the securities have not been registered under the Securities Act on or before the date which is 180 days following the initial closing of the offering (March 31, 2000) each investor in the offering may elect to have returned to them, out of the escrowed funds, 12.5% of their original investment in exchange for 12.5% of the units they previously acquired. In the event that the Final Prospectus is not received on or before 150 days after the closing date, any Special Warrant which has not been exercised shall be entitled to receive 1.1 units on the exercise of each such Special Warrant for no additional consideration. The Company has recorded these escrowed funds as restricted cash in the balance sheet.

Reserved shares

The Company intends to issue in escrow 14,000,000 shares of the Company's common stock for no cash consideration, which will be released in four tranches, conditional upon the Company's operations reaching a series of performance targets. The targets envisioned pertain to achieving levels of operations defined by reference to the degree of development of the operating network and cumulative net sales. The recipients of these escrowed performance shares will include directors, executive officers, non-executive officers and individuals providing services to the Company.

At March 31, 2000, no part of the network was operational and no revenues had been generated, and as such no shares were issuable. Reservation of these shares and their issue is dependent upon receiving shareholder approval of an amendment to the Company's Articles of Incorporation in order to increase the number of authorized common shares.

5.       Related party transactions.

During the three months ended March 31, 2000 the Company incurred costs for management services provided by companies in which certain directors of the Company have a controlling interest and incurred consulting fees to certain directors of the Company totaling $50,000. The Company incurred no such costs during the three months ended March 31, 1999.

At March 31, 2000, the following balances with companies controlled by certain officers and/or directors were outstanding. They are payable on a current basis.

Amounts due related parties at March 31, 2000 and December 31, 1999 consist of the following:

                                            March 31,  December 31,
                                              2000        1999
                                              ----        ----

Access International Capital Corporation   $   100     $   100
AXON Management ........................    86,670      74,670
Independent Management Consultants of BC     3,750       3,225
Fraser Leishman ........................      --         6,000
Management Services of Arizona .........     6,375       8,000
                                           -------     -------
                                           $96,895     $91,995
                                           =======     =======

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Forward-Looking Information.

Some of the statements in this Management's Discussion and Analysis or Plan of Operations are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Forward-looking statements include but are not limited to:

o our expectations and estimates as to completion dates of the network of regional gateways we are installing and the network.

o        our ability to implement successfully our operating strategy

o future financial performance as estimated in the Company's financial projections.

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

o        inaccuracies in our forecasts of customer or market demand

o        highly competitive market conditions

o changes in or developments under laws, regulations and licensing requirements in countries in which the Company is installing gateways

o        changes in telecommunications technology

These factors should not be construed as exhaustive. We will not update or revise any forward-looking statements.

         Plan of Operation.

Our plan of operation for the next 12 months is to offer a variety of services, using a number of different products, to customers ranging from individuals to large corporations. This plan requires significant technical integration. Since the Company is neutral towards the selection of the hardware platform, it is likely that changes to the basic hardware systems deployed will occur continuously, as industry products, capabilities, and protocols evolve. The ongoing requirement to integrate the best products and technology available would require significant technical expertise and management. Even deploying the initial network will require the integration of internet protocol gateway technology, autodialers, embedded customer premises equipment, public switched telephone network access ranging from single analog lines to digital T-1/E-1 lines, IP routers and network interfaces, billing systems, and much more. Integrating this variety of technology is expected to be challenging.

The plan calls for the Company to deliver a range of enhanced services. In addition, the Company network operations center will require the ability to deploy these services, bill and monitor the services. It is likely that the Company will need to hire a development team that will build the technology to supply the services that cannot be purchased directly.

Experts in networking, internet protocol telephony, and network design will be required in order to advise on the design and construction of the Company's network and services. Often, such design involves the technical evaluation of candidate products.

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

         Liquidity and Capital Resources.

The Company has funded its operations through equity financing and has had no line of credit or similar credit facility available to it. The Company's outstanding shares of common stock, par value $.001 per share, have been traded in the past under the symbol "EPHO" on the over-the-counter market on the OTC Electronic Bulletin Board by the National Association of Securities Dealers, Inc. As of the date of this report, trading of the stock of the Company on the OTC Bulletin Board has been suspended. The Company's common stock is currently traded in the pink sheets. The Company intends to apply to have trading resume on the OTC Bulletin Board when it has satisfied certain filing requirements with the SEC.

The Company must rely on its ability to raise money through equity financing to set up a global network, which is the vital part of its business plan. The majority of funds raised will be allocated to the deployment of the technology and marketing activities.

In the first quarter of 2000, the Company offered special warrants at $1.10 per warrant in a Regulation S private placement. Each special warrant (the "Special Warrant") entitled the holder to receive one share of common stock and one share purchase warrant exercisable at $1.60 within 24 months. As of March 31, 2000, subscriptions had been received for 7,273,602 Special Warrants for $8,000,963.

On April 7, 2000, the closing of the sale of a second portion of the Special Warrants occurred, and on April 20, 2000, the closing of the sale of the final portion of the Special Warrants occurred. The total net proceeds received by the Company from the sale of Special Warrants was approximately $12,205,000. The total number of Special Warrants sold by the Company was 13,780,838.

We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until September 2001.

Successful implementation of our business plan depends on our ability to gain name recognition in targeted markets and set up of our networks infrastructure and our ability to develop the software needed to make our network superior to our competitor.

         Employees.

The Company currently has 18 employees working in its Herndon office. The majority of these employees are involved in the design, development and marketing of the ePhone's products and services. The Company expects to hire additional employees as it rolls out its plan of operation in the latter half of 2000.

         Results of Operations.

During the three months ended March 31, 2000, the Company incurred a net loss of $710,940, representing a significant increase over our net loss during the three months ended March 31, 1999 of $12,575. In 2000, we enter into a Strategic Alliance alliance and a License Agreement with Array Technology. This was a critical part of our Business Plan, since it gave us exclusive rights to VoIP technology developed by array for 5 years. We anticipate that, as we develop and roll-out our network in 2000, that we will continue to incur increased costs. Our costs during the three months ended March 31, 2000 related primarily to:

o signing bonuses paid to 4 former employees of Array telecom (3 executives of the Company and one senior software developer) and

o        marketing and management consulting activities.


                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in an arbitration relating to the termination of its former President and Chief Operating Officer, Charles Yang. A breakdown in the relationship between the Company and Mr. Yang developed in early 2000 and he ceased providing services to the Company on January 31, 2000. Mr. Yang's positions as President and Chief Operating Officer of the Company were formally terminated on March 9, 2000. Mr. Yang then gave notice to the Company that he required his dispute with the Company to be arbitrated. Management does not anticipate that the outcome of such arbitration will have a material impact on earnings or financial position of the Company.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

         Not Applicable.

Item 5.  Other Information

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)  Exhibits.  27.1  Financial Data Schedule.

(b)  Reports on Form 8-K.  Not Applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, ePhone Telecom Inc.

Date: May 22, 2000                       Row J. Zadeh

                                         /s/     Row J. Zadeh
                                         -------------------------------------
                                         Row J. Zadeh
                                         President and Chief Executive Officer

                                         Bahram H. Ossivand

                                         /s/     Bahram H. Ossivand
                                         -------------------------------------
                                         Bahram H. Ossivand
                                         Chief Financial Officer