Form 10KSB/A
period 1999-12-31
EPHONE TELECOM INC
filed 2000-06-05
CIK 1085082

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  Form 10-KSB/A
                                 Amendment No. 1


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

C.2       Services Planned to be Offered by the Company

C.2.1     One-Stage Calling


The fundamental service that ePHONE will offer through the Company network is a one-stage calling service. This service will allow businesses and individuals to direct their long-distance traffic via the Company's network. Initially, the Company will provide one-stage calling through access devices such as dialers.


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

D.2     Infozech


Infozech, based in India, provides a billing system for IP gateways. The Infozech system was found to provide sufficient capabilities to meet the Company's requirements. Additionally, it has been determined that Infozech is willing to customize its products in order to meet specific requirements. The main reason for the selection of Infozech as a provider of billing software is that Infozech has integrated their billing software with Array's Series 3000 products. The Company does not have an agreement with Infozech and proposes to purchase software programs as it needs them at prices to be negotiated from time to time.


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

F.1     Strategic Partner Program


The distribution partner program focuses on the rapid deployment of the Company's network. The program is designed to allow interested parties to participate in the deployment of the Company's network by providing capital used to locate an the Company's switch in a given area (each "AP Area"). Once that switch is deployed, the Company's Strategic Partner then performs marketing of the Company's services in the AP Area, taking a share of any profits generated by that the Company's switch.


The responsibilities of a Strategic Partner are as follows:


o Provide initial capital required in the creation of a Company POP for the AP Area. Prior to approval, the Company will determine the viability of the proposed location, and reserves the right to reject any locations that are deemed unsuitable. It is currently estimated that the required capital will be approximately US$50,000 per POP.

o Select one or more services offered by the Company, and sell those services within the AP Area. The Company may establish certain requirements on levels of performance, etc, in order for a Strategic Partner to qualify to sell that service.


The benefits to Strategic Partners are the following:


o Deployment and maintenance of equipment is handled by the Company, allowing a Strategic Partner to sell service without being responsible for the deployment and maintenance of the actual equipment used to provide services.

o Receive a percentage of the net operating profit from services sold in the AP Area and from the operation of the switch installed in the AP Area. Because individual Strategic Partners may elect various services to sell, the portion of the net operating profit each Strategic Partner will receive will be separately negotiated. It is anticipated that the percentage may be as much as 50% for a Strategic Partner which elects to sell all of the services offered by the Company and reaches the maximum performance levels that may be negotiated with that Strategic Partner.


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

Item 3.  LEGAL PROCEEDINGS


Mr. Charles Yang joined the Company in July 1999, as President and Chief Operating Officer. Part of the motivation for recruiting Mr. Yang were his strong representations that he could bring to the Company extensive business connections, and that those connections could be converted into sales for the Company. The Board subsequently concluded that Mr. Yang did not have the potential that they originally believed he had - which is part of the reason for the breakdown of the relationship with Mr. Yang. For further information regarding the Company's relationship with Mr. Yang, see Section B of Item 12 below.

Mr. Yang ceased providing services to the Company as of January 31, 2000. Mr. Yang's positions as President and Chief Operating Office of the Company were formally terminated March 9, 2000. His employment agreement is now in arbitration and the Company does not believe itself to be bound by it. The Company believes it will prevail in the arbitration. The Company does not consider that repudiating the agreement with Mr. Yang will have any material effect on its business.


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


Effective June 7, 1999, the Company granted share purchase incentive options to 12 directors, executive officers, non-executive officers and individuals providing services to the Company, entitling them to purchase up to an aggregate total of 3,500,000 shares of the Company, exercisable at $0.50 per share on or before June 30, 2002. Charlie Yang was granted 500,000 options pursuant to the agreement described in Part III-Item 12 "Certain Relationships and Related Transactions". The holders of these options have agreed to defer exercise of any option until the Articles of Incorporation of the Company are amended to increase the authorized capital stock of the Company in exchange for the revocation of the necessity of being employed by the Company at the time of exercising the options.


On November 3, 1999, the Company agreed with certain private investors (including some of the directors and officers) to make a $1,012,500 Regulation S private placement of shares to them. In all, 1,350,000 shares will be issued at $0.75 per share, plus 1,350,000 in warrants at $1.25 each. The proceeds from this private placement were used to fund operations and equipment purchases in 1999.


From authorized capital, the Company has agreed to reserve in escrow 14,000,000 shares, which will be released in four tranches, conditional upon the Company's operations reaching a series of performance targets. The holders of these escrowed performance shares include directors, executive officers, non-executive officers and individuals providing service to the Company. Reservation of these shares and their release is dependent upon shareholder approval of an amendment to the Company's Articles of Incorporation, in order to increase the number of authorized common shares of the Company.


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

The following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

         -        inaccuracies in our forecasts of customer or market demand

         -        highly competitive market conditions


         -        changes  in  or  developments  under  laws,   regulations  and
                  licensing requirements in regions the Company is installing gateways


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


   February 20, 2000    o Install Holland Regional Node - achieved by
   February 29, 2000      installation in Rotterdam prior to March 1, 2000
   March 15, 2000 -     o Confirm PSTN Providers - achieved by March 20, 2000
   now projected for    o Install 5 Holland and 4 Belgium locations (in process)
   April 30, 2000       o Technician hiring process engaged (in process)

   April 1, 2000        o 3 Technicians in Europe have been  hired (in
   now projected for    o Credit Card Facility set-up and finalized (in process)
   April 30, 2000


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


Robert G. Clarke, age 55, was appointed Director, President and Chief Executive Officer on June 3, 1999. Effective August 9, 1999, he resigned as President and was appointed Chairman of the Board. He is also deemed the promoter of the Company. Mr. Clarke was re-appointed President March 9, 2000. During the last 5 years he has acted an independent business consultant -- principally in the area of high tech start-ups -- providing advice with respect to public and private financings, creating business plans, assembling management teams and business opportunity assessments. He was a Director, President and Chief Executive of Waverider Communications, Inc. (OTC BB Symbol "WAVC") from January, 1997 to December, 1997. He was a Director of Global CT & T Telecommunications, Inc. ("GLC" - Vancouver Stock Exchange) from September 18, 1995 to October 17, 1996 and from February 11, 1998 to October 11, 1999. Mr. Clarke was also the Corporate Secretary of Pacific Western Capital Corporation (traded on Vancouver Stock Exchange) from August 15, 1995 to October 17, 1996.

Mr. Clarke holds the degrees of Bachelor of Commerce and Master of Business Administration.


Charles Yang, age 39, was appointed Director, President and Chief Operating Officer of the Company, on August 9, 1999. He was terminated from his position on March 9, 2000. For further information regarding the Company's relationship with Mr. Yang, see Section B of Item 12 below.


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

   --------------------------------------------------------------------------



Other than Charlie Yang, no directors or executive officers are presently under any employment agreement pursuant to which they are guaranteed a salary or other direct compensation. For further information regarding the Company's relationship with Mr. Yang, see Section B of Item 12 below. During 1999, certain directors and executive officers were paid $232,000 to perform functions for the Company on a consulting basis. These officers and directors were paid for their services rendered from time to time on such basis as was negotiated by the Chief Executive Officer, Mr. Clarke.


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


A breakdown in the relationship between the Company and Mr. Yang developed and he ceased providing services to the Company by January 31, 2000. Mr. Yang's positions as President and Chief Operating Officer of the Company were formally terminated on March 9, 2000. Mr. Yang has given a notice that he requires his dispute with the Company to be arbitrated. The Company believes that it has no further liabilities or obligations to Mr. Yang. The Company believes that the termination of the Agreement with Mr. Yang will not have a material effect on the Company's business.

C. Loans from Officers

During 1999 the Company was loaned approximately $62,000, interest free, by its Promoter and former Chief Executive Officer Robert Clarke as monies were needed by the Company from time to time. No formal loan documentation was executed in connection with these advances of funds, Mr. Clarke was not granted any security interest in any assets of the Company and no date was fixed for the repayment of these advances. These amounts were fully repaid to Mr. Clarke by the Company prior to December 31, 1999, as the Company received proceeds from the sales of securities discussed in Section B of Item 5 above.



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


Date: June 5, 2000
--------------------


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/Robert G. Clarke
----------------------------------
(Robert G. Clarke, CEO, Director )



Date: June 5, 2000
--------------------


By:/s/Ben Reboe
----------------------------------
(Ben Reboe, Chief Financial Officer)


Date: June 5, 2000
--------------------


By: /s/John Fraser
----------------------------------
(John Fraser, Director)


Date: June 5, 2000
--------------------


By:/s/Peter Francis
----------------------------------
(Peter Francis, Director)


Date: June 5, 2000
--------------------

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