Form 10QSB
period 2000-06-30
EPHONE TELECOM INC
filed 2000-08-14
CIK 1085082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000 OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________

Commission File Number: 000-27699

                              ePHONE Telecom, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                    98-020-4749
---------------------------------          -----------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                              1145 Herndon Parkway
                          Herndon, Virginia 20170-5535
         --------------------------------------------------------------
         (Address of principal executive offices and Zip (Postal) Code)

                                 (703) 787-7000
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes _X_ ; No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Company has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES n/a NO n/a

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares  outstanding  of each of the  issuer's  classes of
common  stock,  as of the latest  practicable  date:   As of June 30, 2000,  the
Company had outstanding 13,787,400 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes    ;  No  X
                                                               ----     ----
                              ePHONE Telecom, Inc.

                                  FORM 10 - QSB

                       For the Period Ended June 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION.............................................1

Item I. Financial Statements (unaudited)

Balance sheet - June 30, 2000 and December 31, 1999 ......................1

Statements  of  operations - six months
  ended June 30, 2000 and 1999 and for the period April 30, 1996
  (inception) to June 30, 2000 .......................................... 2

Statements  of  operations - three months
  ended June 30, 2000 and 1999 .......................................... 3

Statements of cash flows - six months
ended June 30, 2000 and 1999 and for the period April 30, 1996
(inception) to June 30, 2000 .............................................4

Notes to financial statements ............................................5

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

Item 4.     Submission of Matters to a Vote of Security-Holders...........11

Item 5.     Other Information.............................................11

Item 6.     Exhibits and Reports on Form 8-K..............................11


Signatures................................................................12
                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                                   (unaudited)

                                                                                     June 30,    December 31,
                                                                                       2000           1999
                                                                                   -----------    -----------
Current Assets:
     Cash and cash equivalents .................................................   $ 7,514,327   $    82,747
     Restricted cash ...........................................................     1,910,831           --
     Advances ..................................................................       368,224       269,200
     Accounts receivable .......................................................        10,024           --
     Inventory .................................................................       148,980           --
     Other receivables .........................................................         9,823           --
                                                                                   -----------    -----------
          Total Current Assets .................................................     9,962,209        351,947

Property and Equipment .........................................................       560,816        125,474

Other Assets ...................................................................     2,097,014           --
                                                                                   -----------    -----------
                                                                                   $12,620,039    $   477,421
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity:

Current Liabilities:
     Accounts payable ..........................................................   $   225,250    $   282,898
     Accrued liabilities .......................................................       581,243        332,000
     Due to related parties ....................................................          --           91,995
     Customer Advances .........................................................        13,606          --
                                                                                   -----------    -----------
                                                                                       820,099        706,893
                                                                                   -----------    -----------
Stockholders' Equity:
     Common stock, par value $0.001,50,000,000 shares authorized, 13,787,400 and
          13,170,667 issued and outstanding at June 30, 2000 and
          December 31, 1999, respectively ......................................        13,787         13,171
     Additional paid in capital ................................................     5,556,072      1,375,954
     Special Warrants, net......................................................    14,013,397            --
     Deficit accumulated during the development stage ..........................    (7,783,316)    (1,618,597)
                                                                                   -----------    -----------
                                                                                    11,799,940       (229,472)
                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $12,620,039    $   477,421
                                                                                   ===========    ===========


See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                            Six Months Ended         (Inception)
                                               June 30,           April 30, 1996 to
                                          2000           1999        June 30, 2000
                                     ------------    ------------    ------------
Net Revenues .....................   $     52,241    $       --      $     52,241


Operating expenses

   Cost of revenues ..............         22,152            --            22,152

   Sales and marketing ...........      1,820,100          85,824       2,039,978

   General and administrative.....      4,176,656          33,257       4,553,414

   Professional fees .............        218,093          83,610       1,240,054
                                     ------------    ------------    ------------

Total operating expenses                6,237,001         202,691       7,855,598
                                     -------------   -------------   -------------
Loss from operations..............     (6,184,760)       (202,691)     (7,803,357)

Interest and other (income), net          (20,041)           --           (20,041)
                                     -------------   -------------   -------------

Net Loss .........................   $ (6,164,719)   $   (202,691)   $ (7,783,316)
                                     =============   =============   =============
Loss per share -(basic and diluted)  $       (.46)   $       (.02)
                                     =============   =============
Weighted average number of common
shares outstanding................     13,391,770       10,044,199
                                     =============   =============


===============================================================================


See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.
                          A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                           Three Months Ended
                                               June 30,
                                         2000           1999
                                     ------------    ------------
Net Revenues .....................   $     52,241    $       --


Operating expenses

  Cost of revenues ...............         22,152            --

  Sales and marketing ............      1,678,020          85,824

  General and administrative......      3,722,399          28,958

  Professional fees ..............        103,491          75,333
                                     ------------    ------------

Total operating expenses                5,526,062         190,115
                                      ------------    ------------

Loss from operations                   (5,473,821)       (190,115)
Interest and other (income), net          (20,041)           --
                                     -------------   -------------

Net Loss .........................   $ (5,453,780)   $   (190,115)
                                     =============   =============
Loss per share -(basic and diluted)  $       (.41)   $       (.02)
                                     =============   =============
Weighted average number of common
shares outstanding................     13,442,400       12,000,000
                                     =============   =============

================================================================================


See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)


                                                                        Six Months            (Inception)
                                                                          Ended             April 30, 1996 to
                                                                         June 30,            June 30, 2000
                                                                -------------  ------------  -------------
                                                                    2000           1999
                                                                    ----           ----

Net loss ....................................................   $ (6,164,719)  $ (202,691)   $ (7,783,316)
Adjustments to reconcile net loss to net cash flows from
operating activities:

     Depreciation ...........................................        41,857            --          73,929
     Amortization ...........................................       110,369            --         110,369
     Stock issued for services rendered .....................       768,750            --         769,750
     Stock option benefits charged to operations ............     3,161,984            --       3,564,109
     Changes in operating assets and liabilities:
        Decrease in accounts payable ........................       (57,648)      145,450         225,250
        Increase in inventory................................      (148,980)           --        (148,980)
        Increase in Prepaid and other assets.................       (99,024)           --        (368,224)
        Increase in accounts receivable and other receivables       (19,847)           --         (19,847)
        Increase in accrued liabilities .....................       249,243            --         581,243
        Decrease due to related parties .....................       (91,995)        1,756             --
        Increase in customer deposits........................        13,606            --          13,606
                                                                -----------    -----------    -----------
Net cash flows used in operating activities .................    (2,236,404)      (55,485)     (2,982,111)
                                                                ===========    ===========    ===========

Cash flow from investing activities:

Purchase of fixed assets ....................................      (477,199)     (199,458)       (634,745)
Purchase of array license ...................................    (2,207,383)          --       (2,207,383)
Investment at restricted cash ...............................    (1,910,831)          --       (1,910,831)
                                                                -----------    -----------    -----------
Net cash flows used in investing activities .................    (4,595,413)     (199,458)     (4,744,959)
                                                                ===========    ===========    ===========
Cash flow from financing activities:

     Proceeds from issuance of common stock .................       250,000       375,000       1,228,000
     Proceeds from issuance of special warrants, net ........    14,013,397           --       14,013,397
                                                                -----------    -----------    -----------
Net cash flows provided by financing activities .............    14,263,397       375,000      15,241,397
                                                                ===========    ===========    ===========

Net increase in cash and cash ...............................     7,431,580       120,058       7,514,327
     equivalents

Cash and cash equivalents, beginning of period ..............        82,747           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $ 7,514,327    $  120,058     $ 7,514,327
                                                                ===========    ===========    ===========





See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (unaudited)

1. Business and Summary of Significant Accounting Policies

ePHONE Telecom, Inc. was incorporated in 1996 under the laws of the State of Florida, and is traded on the over-the-counter market, on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., under the trading symbol "EPHO".

The Company's vision is to become a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone one-step dialing, using Voice over Internet Protocol ("VoIP") technology. Using a call origination approach that involves its own Customer Premise Equipment ("CPE"), and a combination of its own dedicated Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"),the Company plans to develop the capacity to provide voice and fax transmission and other telephony features at high quality and low cost.

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

2. Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over their estimated useful lives of 2 to 5 years.

At June 30, 2000 and December 31, 1999, property and equipment consisted of the following:

                                        June 30,  December 31,
                                          2000       1999
                                         -----       -----
Computer equipment                    $  40,374    $  19,820
Furniture and fixtures                  220,047          --
Telecommunications equipment            374,324      137,726
                                      ---------    ---------
                                        634,745      157,546
Less: accumulated depreciation          (73,929)     (32,072)
                                      ---------    ---------
Property and Equipment                $ 560,816    $ 125,474
                                      =========    =========

3. Other Assets

On March 31, 2000, the Company entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, the Company made an initial payment to Comdial of $2,650,000. As part of the Agreement, the Company received the fixed assets of Array Telecom, with a book value of approximately $443,000 and assumed the lease of Array Telecom's Herndon, Virginia facility. The License grants the Company an exclusive license for all Voice over Internet Protocol (VoIP) technology that has been developed by Array Telecom for a period of five years.

The License Agreement requires the Company to pay an additional $2,180,000 for the VoIP technology over the next 5 years with minimum payments of $180,000 due in the first year and $500,000 in each of the next four years. Additional royalty payments will be payable to the extent that 2% of gross sales as defined in the Agreement exceed minimum payments for the VoIP technology. As part of the arrangement, the Company also agreed to pay an additional amount of $350,000 to employees of Array Telecom as compensation for benefits forfeited by them as a result of the creation of the Strategic Alliance.

The following is a schedule of future minimum rental payments required under this lease.

       Year Ending December 31,
                  2000                 $ 168,728
                  2001                   173,790
                  2002                   179,004
                  2003                   184,374
                  2004                    62,061
                                       ---------
       Total future minimum
         lease payments                $ 767,957
                                       =========


4. Stockholders' Equity

The Company completed the following equity related transactions during the six months ended June 30, 2000.

Beginning in November 1999 and ending in February 2000, the Company sold a total of 1,350,000 "units" for $0.75 a unit to investors outside the United States pursuant to Regulation S under the Securities Act. Each "unit" consisted of one share of our common stock and one warrant to purchase an additional share of common stock at $1.25. These investors currently hold 1,350,000 shares of common stock in the aggregate and are entitled to receive up to 1,350,000 shares of common stock in the aggregate upon exercise of the warrants.

On March 31, 2000, April 10, 2000 and April 20, 2000 the Company sold a total of 13,780,837 special warrants to investors outside of the United States pursuant to Regulation S under the Securities Act of 1933, as amended (referred to herein as the Securities Act). Each special warrant was purchased for $1.10, and each special warrant when exercised entitles the holder to one share of common stock for no additional consideration and one purchase warrant to purchase an additional share of common stock for $1.60. Holders of special warrants are entitled to receive up to 13,780,837 shares of common stock in the aggregate upon exercise of the special warrants and up to an additional 13,780,837 shares of common stock in the aggregate upon exercise of the purchase warrants. The purchase warrants expire on March 31, 2002.

On April 20, 2000, the closing of the sale of the last portion of the special warrants, the Company had received $14,013,397, net of $1,145,325 in offering costs.

In connection with the sale of special warrants described above, the Company granted GroomeCapital.com, Inc., which served as its agent in the sale of the special warrants, pursuant to Regulation S under the Securities Act, warrants to purchase 889,251 shares of common stock at $1.10 per share and 250,000 options to purchase shares of common stock at $0.60 per share. The warrants and options expire on March 31, 2002.

In the event that (i) a receipt has not issued by each of the regulatory authorities in the jurisdictions in respect to the final prospectus qualifying the securities for distribution in the jurisdiction, and (ii) the securities have not been registered under the Securities Act on or before the date which is 180 days following the initial closing of the offering (March 31, 2000) each investor in the offering may elect to have returned to them, out of the escrowed funds, 12.5% of their original investment in exchange for 12.5% of the units they previously acquired. In the event that the Final Prospectus is not received on or before 150 days after the closing date, any Special Warrant that has not been exercised shall be entitled to receive 1.1 units on the exercise of each such Special Warrant for no additional consideration. The Company has recorded these escrowed funds as restricted cash in the balance sheet.

The Company filed a registration statement of Form SB-2 with the Securities and Exchange Commission for the registration of 35,984,758 shares of its common stock on August 9, 2000.

As partial consideration for services rendered under a consulting agreement entered into on May 24, 2000, pursuant to Regulation S under the Securities Act, the Company granted Sobois-Livert Investment Corporation warrants to purchase 488,833 shares of common stock at $1.10 per share and warrants to purchase 250,000 shares of common stock at $0.60 per share. These warrants expire on May 24, 2002.

On May 9, 2000, the Company granted 345,000 shares of common stock to Cornwall Management Ltd. as partial consideration for services to be rendered under a consulting agreement.

On July 12, 2000, the Company's Board of Directors voted to rescind a performance share plan previously adopted in 1999 pursuant to which up to 15,000,000 shares of our common stock would have been issued for no additional consideration if ePHONE were to meet certain performance objectives by the end of fiscal year 2002. The performance share plan was rescinded because of changes in the Company's business plan since the adoption of the performance share plan. Concurrently with rescinding the performance share plan, the Board of Directors agreed to grant for no additional consideration a total of 3,666,447 shares of Company common stock in consideration to four individuals who are former executive officers of, or consultants to, ePHONE who would have been eligible to receive shares of common stock under the performance share plan, subject to the stockholder of ePHONE approving an amendment to our Articles of Incorporation increasing the authorized number of shares of Company common stock. The shares were granted in consideration for services rendered to ePHONE during the period from the fourth quarter of 1998 through the first quarter of 2000.

As of the date of this report, The Company does not have a sufficient number of authorized shares of common stock to allow for the exercise of all of the issues and outstanding options and warrants. The holders of these options and warrants have agreed not to exercise their options and warrants until the Company's shareholders have approved an amendment to its Articles of Incorporation to increase the number of its authorized shares of common stock from 50,000,000 to 150,000,000. In addition, the shares of common stock granted to certain individuals in lieu of participation in the performance share plan may not be issued unless and until the Company's stockholders approve such an increase. The Company's shareholders will vote on a proposal to authorize an increase in the number of its authorized shares of common stock to 150,000,000 at the Annual Meeting of Stockholders on August 23, 2000.

5. Related party transactions.

During the six months ended June 30, 2000 the Company incurred costs for management services provided by companies in which certain directors of the Company have a controlling interest and incurred consulting fees to certain directors of the Company totaling $110,153.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Certain statements made by our management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate" and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from this described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Overview

The development of our current business plan was essentially commenced as of November 1998. From the date of our incorporation until November 1998 we did no business and made no attempt to develop any business. From November 1998 until December 31, 1999, we focused our efforts on the review of business opportunities and, ultimately, the development of our current business.

We were incorporated pursuant to the laws of the State of Florida, effective May 3, 1996, as IRA Fund Brokers Corp., and changed our name to IFB Corp. on April 6, 1998. On March 22, 1999, IFB Corp. changed its name to ePHONE Telecom, Inc.

We have not commenced our proposed business operations on a commercial basis. Thus, we have not received any significant revenues from operations since our inception.

Our vision is to become a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone one-step dialing, using Voice over Internet Protocol ("VoIP") technology. Using a call origination approach that involves our own customer premise equipment ("CPE"), and a combination of our own dedicated Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), we plan to develop the capacity to provide voice and fax transmission and other telephony features at high quality and low cost.

On March 31, 2000, we entered into a Strategic Alliance Agreement and License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owed subsidiary of Comdial. In connection with these agreements we acquired certain fixed assets from Array Telecom, with a book value of approximately $443,000 and obtained an exclusive license for all Voice over Internet Protocol technology that has been developed by Array Telecom for a period of five years. This now enables us to produce the initial equipment and technology required to build our network.

Plan of Operation

Our plan of operation for the next 12 months is to continue to build our network and create a distribution network by entering into partnering relationships that will enable us to offer a variety of services, using a number of different products, to customers ranging from individuals to large corporations. In regards  to  the  establishment  of  a  partner  network  we  are  currently  in discussions with various organizations in Europe and Southeast Asia to accomplish this. We will be continuing our effort in identifying and attempting to sign contracts with partners who would sell our products and services to the end users. In markets where the association with such partners is not possible or where it takes too long, we will be attempting to hire sales agencies that could sell our products and services in return for a commission.

Our plan is to identify European markets where deregulation would enable us to apply for and receive operating licenses on a cost-effective basis. As soon as our licensing activity is complete, we plan to begin establishing our points of presence (POP). Our plan would be to install as many POPs as possible pending our ability to acquire the necessary licenses, and our financial ability to fund the necessary equipment and its deployment.

This plan requires significant technical integration. Since we are neutral towards the selection of the hardware platform, it is likely that changes to the basic hardware systems deployed will occur continuously, as industry products, capabilities, and protocols evolve. The ongoing requirement to integrate the best products and technology available will require significant technical expertise and management. Even deploying the initial network will require the integration of internet protocol gateway technology, autodialers, embedded customer premises equipment, public switched telephone network access ranging from single analog lines to digital T-1/E-1 lines, IP routers and network interfaces, billing systems, and much more. Integrating this variety of technology is expected to be challenging.

Our plan is to develop the capability to deliver a range of enhanced services. In addition, our proposed network operations center will require the ability to deploy these services and bill and monitor the services. It is likely that we will need to grow our development team that will build the technology to supply the services that cannot be purchased directly.

Experts in networking, Internet protocol telephony, and network design will be required in order to advise on the design and construction of our network and services. Often, such design involves the technical evaluation of candidate products.

We have begun the development of our network in Europe. ePHONE, with its future European partners, plans to install and test 30 regional gateways, or our switches, in Europe during the year 2000, 80 gateways in the year 2001 and 190 gateways in the year 2002. These numbers could change due to licensing requirements and our success in recruiting partners.

So far during fiscal year 2000, we have installed a Holland Regional Node in Rotterdam, and we have installed POP's in Holland and Belgium. We are currently searching for a strategic partner to begin sales of CPE's in Holland and Belgium. We anticipate that we will formalize the necessary strategic partnership and begin such sales during the third quarter of 2000. In addition, we are also in the process of searching for a strategic partner to begin the process of establishing our network in France.

In  addition  to the  above,  we are  planning  to install  additional  Regional
Gateways as well as POPs in Frankfurt, Germany and London, England. Opportunities are being reviewed for Warsaw, Poland and Madrid, as we have an opportunity to reach agreements with some potential partners in both countries. We are planning to roll out our services in the above-mentioned cities before expanding to other cities. However, if we are able to find partners we would like to install more POPs as soon as possible.

At the same time ePHONE recognizes the need to generate revenues from operations. As regional gateways are tested and become operational, customers will be added through the efforts of our partners.

We have hired over 20 people since April 1, 2000 and we expect to hire up to thirty additional full-time employees as we roll out our plan of operations in the latter half of 2000 and the first half of 2001. Additional personnel are needed to expand our human resources in the area of software development, system design & configuration, installation, customer support, product marketing and accounting.

Liquidity and Capital Resources

We have funded our operations through equity financing, and we have had no line of credit or similar credit facility available to us.

We must rely on our ability to raise money through equity financing to set up our global network, which is the vital part of our business plan. The majority of funds raised will be allocated to the deployment of the technology, operating costs and marketing activities.

In the first quarter of 2000, we offered special warrants at $1.10 per warrant in a Regulation S private placement. Each special warrant (the "Special Warrant") entitled the holder to receive one share of common stock and one share purchase warrant exercisable at $1.60 within 24 months.

On April 7, 2000, the closing of the sale of a second portion of the Special Warrants occurred, and on April 20, 2000, the closing of the sale of the final portion of the Special Warrants occurred. The total net proceeds received by ePHONE from the sale of Special Warrants was approximately $14,013,397. The total number of Special Warrants sold by ePHONE was 13,780,837.

We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until September 2001.

New Accounting Pronouncements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in the other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for our fiscal year ending December 31, 2001. We do not currently hold any derivatives and do not expect this pronouncement to materially impact our results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the application of the SAB to have a material impact on our financial statements, however, certain SEC staff interpretations of the SAB have not been published and may have an effect on the applicability of the SAB in relation to our consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transaction Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. We do not expect that the adoption of this interpretation will have a material impact on our financial statements.

PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings.

We are involved in an arbitration relating to the termination of our former President and Chief Operating Officer, Charles Yang. A breakdown in the relationship between ePhone and Mr. Yang developed in early 2000 and he ceased providing services to the Company on January 31, 2000. Mr. Yang's positions as President and Chief Operating Officer of ePhone were formally terminated on March 9, 2000. Mr. Yang then gave notice to the Company that he required his dispute with ePhone to be arbitrated. Management does not anticipate that the outcome of such arbitration will have a material impact on our earnings or financial position.

Item 2.  Changes in Securities

                  Not applicable.

Item 3.  Defaults Upon Senior Securities

                  Not applicable.

Item 4.  Submission of Matters to a Vote of Security-Holders

                  Not Applicable.

Item 5.  Other Information

                  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)   Exhibits.

           27.1  Financial Data Schedule.

(b)  Reports on Form 8-K.

     On April 17, 2000, the registrant filed with the Commission a current report on Form 8-K which disclosed (i) a public announcement on April 5, 2000 of ePhone Telecom, Inc.'s strategic alliance with Comdial Corporation and Array Telecom, Inc. and (ii) an agency agreement entered into with Groomecapital.com for the placement of certain special warrants offered by the registrant.

     On May 16, 2000, the registrant filed with the Commission a current report on Form 8-K which disclosed the net proceeds of the placement of certain special warrants offered by the registrant in conjunction with Groomecapital.com.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized, ePHONE Telecom Inc.

Date: August 14, 2000                    Row J. Zadeh

                                         /s/Row J. Zadeh
                                         ---------------------
                                         Row J. Zadeh
                                         President and Chief
                                         Executive Officer


                                         Bahram H. Ossivand

                                         /s/Bahram H. Ossivand
                                         ----------------------
                                         Bahram H. Ossivand
                                         Chief Financial Officer