Form 10QSB
period 2000-09-30
EPHONE TELECOM INC
filed 2000-11-14
CIK 1085082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 2000, the Company had outstanding 17,453,848 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes    ;  No  X
                                                               ----     ----
                              ePHONE Telecom, Inc.

                                  FORM 10 - QSB

                       For the Period Ended September 30, 2000

                                      INDEX

PART I. FINANCIAL INFORMATION.............................................1

Item I. Financial Statements (unaudited)

Balance sheet - September 30, 2000 and December 31, 1999 .................1

Statements  of  operations - nine months
  ended September 30, 2000 and 1999 and for the period April 30, 1996
  (inception) to September 30, 2000 ......................................2

Statements  of  operations - three months
  ended September 30, 2000 and 1999 ......................................3

Statements of cash flows - nine months
ended September 30, 2000 and 1999 and for the period April 30, 1996
(inception) to September 30, 2000 ........................................4

Notes to financial statements ............................................5

Item II. Management's Discussion and Analysis or Plan of Operation .......9

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................................12

Item 2.     Changes in Securities.........................................12

Item 3.     Defaults Upon Senior Securities...............................12

Item 4.     Submission of Matters to a Vote of Security-Holders...........12

Item 5.     Other Information.............................................13

Item 6.     Exhibits and Reports on Form 8-K..............................13


Signatures................................................................13
                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                                   (unaudited)

                                                                                   September 30,   December 31,
                                                                                       2000           1999
                                                                                   -----------    -----------
Current Assets:
     Cash and cash equivalents .................................................   $ 3,035,804   $    82,747
     Investment in marketable securities .......................................     2,793,945           --
     Restricted cash ...........................................................     1,894,865           --
     Advances ..................................................................         6,450       269,200
     Accounts receivable .......................................................        88,931           --
     Inventory .................................................................       608,054           --
     Other receivables .........................................................        15,382           --
                                                                                   -----------    -----------
          Total Current Assets .................................................     8,443,431        351,947

Property and Equipment .........................................................       797,282        125,474

Other Assets ...................................................................     2,089,188           --
                                                                                   -----------    -----------
Total Assets ...................................................................   $11,329,901    $   477,421

                                                                                   ===========    ===========

Liabilities and Stockholders' Equity:

Current Liabilities:
     Accounts payable ..........................................................   $   345,542    $   282,898
     Accrued liabilities .......................................................       358,653        332,000
     Due to related parties ....................................................          --           91,995
     Customer Advances .........................................................        31,327          --
                                                                                   -----------    -----------
          Total Current Liabilities ............................................       735,522        706,893
                                                                                   -----------    -----------
Stockholders' Equity:
     Common  stock,   par  value   $0.001,150,000,000   and  50,000,000   shares
          authorized,  17,453,848  and  13,170,667  issued  and  outstanding  at
          September 30, 2000

          and December 31, 1999, respectively ..................................        17,454         13,171
     Additional paid in capital ................................................     9,059,170      1,375,954
     Special Warrants, net......................................................    14,044,439            --
     Accumulated Other Comprehensive Income ....................................        12,955            --
     Deficit accumulated during the development stage ..........................   (12,539,639)    (1,618,597)
                                                                                   -----------    -----------
          Total Stockholders' Equity ...........................................    10,594,379       (229,472)

                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $11,329,901    $   477,421
                                                                                   ===========    ===========




See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                   (unaudited)

                                            Nine Months Ended        (Inception)
                                               September 30,        April 30,1996 to
                                          2000           1999     September 30, 2000
                                     ------------    ------------    ------------

Net Revenues .....................   $    325,865    $       --      $    325,865


Operating expenses

   Cost of revenues ..............        181,646            --           181,646

   Sales and marketing ...........      2,444,011         147,594       2,663,889

   General and administrative.....      8,411,371         227,746       8,788,129

   Professional fees .............        325,939         156,865       1,347,900
                                     ------------    ------------    ------------

Total operating expenses               11,362,967         532,205      12,981,564
                                     -------------   -------------   -------------
Loss from operations..............    (11,037,102)       (532,205)    (12,655,699)

Interest and other (income), net         (116,060)           --          (116,060)
                                     -------------   -------------   -------------

Net Loss .........................   $(10,921,042)   $   (532,205)   $(12,539,639)
                                     =============   =============   =============
Loss per share -(basic and diluted)  $       (.80)   $       (.06)
                                     =============   =============
Weighted average number of common
shares outstanding................     13,602,306       9,363,971
                                     =============   =============





See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                   (unaudited)

                                           Three Months Ended
                                             September 30,
                                         2000           1999
                                     ------------    ------------
Net Revenues .....................   $    273,624   $        --


Operating expenses

  Cost of revenues ...............        159,494            --

  Sales and marketing ............        623,911          61,770

  General and administrative......      4,234,715         198,788

  Professional fees ..............        107,846          81,532
                                     ------------    ------------

Total operating expenses                5,125,966         342,090
                                      ------------    ------------

Loss from operations                   (4,852,342)       (342,090)
Interest and other (income), net         ( 96,019)           --
                                     -------------   -------------

Net Loss .........................   $ (4,756,323)   $   (342,090)
                                     =============   =============
Loss per share -(basic and diluted)  $       (.34)   $       (.03)
                                     =============   =============
Weighted average number of common
shares outstanding................     13,988,853      12,000,000
                                     =============   =============



See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (unaudited)

                                                                        Nine Months            (Inception)
                                                                          Ended             April 30, 1996 to
                                                                         September 30,      September 30, 2000
                                                                -------------  ------------  -------------
                                                                    2000           1999
                                                                    ----           ----


Net loss ....................................................  $(10,921,042)  $ (532,205)   $ (12,539,639)
Adjustments to reconcile net loss to net cash flows from
operating activities:

     Depreciation ...........................................        70,121        4,663          102,193
     Amortization ...........................................       220,783            --         220,783
     Stock issued for services rendered .....................     4,435,098            --       4,436,098
     Stock option benefits charged to operations ............     3,002,403            --       3,404,528
     Changes in operating assets and liabilities:
        Accounts payable ........................                    62,644      201,166          345,542
        Inventory................................                  (601,988)           --        (601,988)
        Prepaid and other assets.................                   160,162     (300,000)        (109,038)
        Accounts receivable and other receivables                  (104,313)           --        (104,313)
        Accrued liabilities .....................                    26,653            --         358,653
        Due to related parties .....................                (91,995)      46,785             --
        Customer deposits........................                    31,327            --          31,327
                                                                -----------    -----------    -----------
Net cash flows used in operating activities .................    (3,710,147)    (579,591)      (4,455,854)
                                                                ===========    ===========    ===========

Cash flow from investing activities:

     Purchase of fixed assets ...............................      (747,996)      (14,403)       (897,542)
     Purchase of Array license ..............................    (2,207,383)          --       (2,207,383)
     Purchase of investments.................................    (2,780,990)          --       (2,780,990)
     Investment in restricted cash ..........................    (1,894,865)          --       (1,894,865)
                                                                -----------    -----------    -----------
Net cash flows used in investing activities .................    (7,631,234)      (14,403)     (7,780,780)
                                                                ===========    ===========    ===========
Cash flow from financing activities:

     Proceeds from issuance of common stock .................       250,000       663,000       1,228,000
     Proceeds from issuance of special warrants, net ........    14,044,438           --       14,044,438
                                                                -----------    -----------    -----------
Net cash flows provided by financing activities .............    14,294,438       663,000      15,272,438
                                                                ===========    ===========    ===========

Net increase in cash and cash ...............................     2,953,057        69,006       3,035,804
     equivalents

Cash and cash equivalents, beginning of period ..............        82,747           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $ 3,035,804    $   69,006     $ 3,035,804
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

2. New Accounting Pronouncements

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the application of the SAB to have a material impact on our financial statements, however, certain SEC staff interpretations of the SAB have not been published and may have an effect on the applicability of the SAB in relation to our financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant impact on the Company's results of operations or its financial position.

3. Marketable Investments

Available-for -sale investments, grouped by contractual maturity date, consist of the following at September 30, 2000:

                                                Market    Unrealized
                                   Cost         Value    Gain (Loss)
                                ----------   ----------   ---------
Mature within one year          $1,939,814   $1,965,474   $ 25,660
Mature in one to five years        841,176      828,471    (12,705)
                                ----------   ----------   ---------
Total available-
for-sale investments            $2,780,990   $2,793,945   $ 12,955
                                ==========   ==========   =========

4. Property and Equipment

At September 30, 2000 and December 31, 1999, property and equipment consisted of the following:

                               September 30,  December 31,
                                    2000         1999
                                 ---------    ---------

Computer equipment ...........   $ 91,119    $  19,820
Furniture and fixtures .......    266,342        --
Telecommunications equipment .    220,555      137,726
Other Equipment                   321,459        --
                                 ---------    ---------

                                  899,475       157,546
Less: accumulated depreciation   (102,193)     (32,072)
                                 ---------    ---------

Property and Equipment .......  $ 797,282    $ 125,474
                                 =========    =========


5. Other Assets

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

The following is a schedule of future minimum rental payments required under the facility lease.

       Year Ending December 31,
                  2000                 $ 126,546
                  2001                   173,790
                  2002                   179,004
                  2003                   184,374
                  2004                    62,061
                                       ---------
       Total future minimum

         lease payments                $ 725,775
                                       =========

6. Other Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 in fiscal year 1998. SFAS 130 separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity and are excluded from net income. The Company's other comprehensive income is comprised primarily of unrealized holding gains and losses on available-for-sale securities. Total Comprehensive income (loss) is as follows:

                          Nine months ended         Three months ended
                             September 30,             September 30,
                           2000         1999         2000         1999
                        ----------   ----------   ----------    ----------

Net loss               $(10,921,042)  $(532,205) $(4,756,323) $ (342,090)
Other comprehensive
income (loss):
 Change in unrealized
 gain(loss) on
 investments,               12,955         --         12,955         --
                        ----------   ----------    ----------   ----------

Comprehensive loss     $(10,908,087)$  (532,205) $(4,743,368) $ (342,090)
                        ===========  ==========    ==========   ==========


7. Stockholders' Equity

The Company completed the following equity related transactions during the nine months ended September 30, 2000.

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

On April 20, 2000, the closing of the sale of the last portion of the special warrants, the Company had received $14,044,438 net of $1,114,483 in offering costs.

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

The special warrant agreements contain certain penalties to the Company in the event that (i) a receipt is not issued by each of the regulatory authorities in certain Canadian Provinces in respect to the final prospectus qualifying the securities for distribution in such Provinces, and (ii) the securities have not been registered under the Securities Act on or before the date which is 180 days following the initial closing of the offering (March 31, 2000) each investor in the offering may elect to have returned to them, out of the escrowed funds, 12.5% of their original investment in exchange for 12.5% of the units they previously acquired. In the event that the Final Prospectus is not received on or before 150 days after the closing date, any Special Warrant that has not been exercised shall be entitled to receive 1.1 units on the exercise of each such Special Warrant for no additional consideration. The Company has recorded these escrowed funds as restricted cash in the balance sheet. The Company failed to meet these provisions by the prescribed deadlines. Consequently, each special warrant holder is entitled to an additional 10% of common shares upon exercise of said warrants. The special warrant holders may also exercise their right to have 12.5% of their original investment (the "escrowed funds") returned to them and reduce number of special warrant they are holding by the same percentage.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of 35,984,758 shares of its common stock on August 9, 2000. And such registration statement was declared effective on September 28, 2000.

As partial consideration for services rendered under a consulting agreement entered into on May 24, 2000, pursuant to Regulation S under the Securities Act, the Company granted Sobois-Livert Investment Corporation warrants to purchase 250,000 shares of common stock at $0.60 per share and, as agreed to, upon completion of the consulting engagement, an additional warrants to purchase 488,833 shares of common stock at $1.10 per share. Both tranches of warrants expire on May 24, 2002.

On May 9, 2000, the Company granted 345,000 shares of common stock to Cornwall Management Ltd. as partial consideration for services to be rendered under a consulting agreement.

On July 12, 2000, the Company's Board of Directors voted to rescind a performance share plan previously adopted in 1999 pursuant to which up to 15,000,000 shares of our common stock would have been issued for no additional consideration if ePHONE were to meet certain performance objectives by the end of fiscal year 2002. The performance share plan was rescinded because of changes in the Company's business plan since the adoption of the performance share plan. Concurrently with rescinding the performance share plan, the Board of Directors agreed to grant for no additional consideration a total of 3,666,448 shares of Company common stock in consideration to four individuals who are former executive officers of, or consultants to, ePHONE who would have been eligible to receive shares of common stock under the performance share plan, subject to the stockholders of ePHONE approving an amendment to our Articles of Incorporation increasing the authorized number of shares of Company common stock. The amendment to increase the authorized shares was approved by the Company's shareholders on August 23, 2000. The shares were granted in consideration for services rendered to ePHONE during the period from the fourth quarter of 1998 through the first quarter of 2000. The Company recorded a $3,700,000 charge related to the stock grants in the quarter ended September 30, 2000.

The Company's shareholders authorized an increase in the number of authorized shares of common stock from 50,000,000 to 150,000,000 at the Annual Meeting of Stockholders on August 23, 2000.

On September 25, 2000, the Company granted 4,000,000 qualified options to two of its executive officers at an exercise price below the market price on the date of grant. The Company has recorded approximately $ 50,000 of the total compensation expense of $1, 900,000 during the period ended September 30, 2000. The remaining amount will be expensed over the remaining one-year vesting period commencing on the date of the grant.

8. Major Customer

Approximately 99% of the Company's net sales revenue for the nine months ended September 30, 2000 were from one customer; 100% of the Company's accounts receivable balance at September 30, 2000 was from the same customer.

9. Related party transactions

During the nine months ended September 30, 2000 the Company incurred costs for management services provided by companies in which certain directors of the Company have a controlling interest and incurred consulting fees to certain directors of the Company totaling $110,153.

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

Our plan is to develop the capability to deliver a range of enhanced services. In addition, our proposed network operations center will require the ability to deploy, bill and monitor the services. It is likely that we will need to expand our development team that will build the technology to supply the services that cannot be purchased directly.

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

So far during fiscal year 2000, we have installed a Holland Regional Node in Rotterdam, and we have installed POP's in Holland, Belgium, Germany, U.K, Switzerland and in the United States. We have also signed partnership and sales agreements with companies in Belgium, Germany and Poland. We have completed our network testing and in the fourth quarter of 2000 we will begin commercialized calling card activity in Germany and Belgium. Currently we are searching for strategic partners in the U.K and Holland.

In  addition  to the  above,  we are  planning  to install  additional  Regional
Gateways as well as POPs in Frankfurt, Germany, London and England. Opportunities are being reviewed for Warsaw, Poland and Madrid, as we have an opportunity to reach agreements with some potential partners in both countries. We are planning to roll out our services in the above-mentioned cities before expanding to other cities. However, if we are able to find partners in other targeted markets we intend to expand our POPs in these markets simultaneously.

At the same time, ePHONE recognizes the need to generate revenues from operations. As regional gateways are tested and become operational, customers will be added through the efforts of our partners.

We have hired over 20 people since April 1, 2000 and we expect to hire up to 30 additional full-time employees as we roll out our plan of operations in the latter half of 2000 and the first half of 2001. Additional personnel are needed to expand our human resources in the area of software development, system design & configuration, installation, customer support, product marketing and accounting.

Liquidity and Capital Resources

We have funded our operations through equity financing and we have had no line of credit or similar credit facility available to us.

We must rely on our ability to raise money through equity financing to set up our global network, which is the vital part of our business plan. The majority of funds raised will be allocated to the deployment of our technology, operating costs and marketing activities.

In the first quarter of 2000, we offered special warrants at $1.10 per warrant in a Regulation S private placement. Each special warrant (the "Special Warrant") entitled the holder to receive one share of common stock and one purchase warrant exercisable at $1.60 within 24 months.

On April 7, 2000, the closing of the sale of a second portion of the Special Warrants occurred, and on April 20, 2000, the closing of the sale of the final portion of the Special Warrants occurred. The total net proceeds received by ePHONE from the sale of Special Warrants was approximately $14,044,438. The total number of Special Warrants sold by ePHONE was 13,780,837.

The special warrant agreements contain certain penalties to the Company in the event that (i) a receipt is not issued by each of the regulatory authorities in certain Canadian Provinces in respect to the final prospectus qualifying the securities for distribution in such Provinces, and (ii) the securities have not been registered under the Securities Act on or before the date which is 180 days following the initial closing of the offering (March 31, 2000) each investor in the offering may elect to have returned to them, out of the escrowed funds, 12.5% of their original investment in exchange for 12.5% of the units they previously acquired. In the event that the Final Prospectus is not received on or before 150 days after the closing date, any Special Warrant that has not been exercised shall be entitled to receive 1.1 units on the exercise of each such Special Warrant for no additional consideration. The Company has recorded these escrowed funds as restricted cash in the balance sheet. The Company failed to meet these provisions by the prescribed deadlines. Consequently, each special warrant holder is entitled to an additional 10% of common shares upon exercise of said warrants. The special warrant holders may also exercise their right to have 12.5% of their original investment (the "escrowed funds") returned to them.

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

Item 4.  Submission of Matters to a Vote of Security-Holders

The Company held its annual meeting of shareholders on August 23, 2000. There were six agenda items submitted to a vote of security holders:

         1.       Election  of  Five   directors  to  the  Company's   Board  of
                  Directors,
         2. Proposal to approve ePhone Telecom, Inc.'s 2000 Long-Term Incentive Plan,
         3. Proposal to amend ePhone's Articles of Incorporation to increase the number authorized shares of Common Stock from 50,000,000 to 150,000,000,
         4. Proposal to amend ePhone's Article of Incorporation to authorize 10,000,000 shares of Preferred Stock which can be issued by the board of Directors without any further action on the part of stockholders,
         5. Proposal to ratify the amendment to ePhone's Articles of Incorporation pursuant to which the name of the company was changed to "ephone Telecom, Inc.", and
         6. Proposal to ratify Grant Thornton, LLP as ePhone's independent public accountants for fiscal year 2000.

The result of the voting of stockholders were as follows:


     1.  Directors     Zadeh      Ossivand      Porter      Fraser       Ghadar
         ---------     -----      --------      ------      ------       ------
         Exception      5,000        5,000        5,000        -             565
         For        8,667,327    8,667,327    8,676,827    8,682,327   8,681,762
         Withheld      17,400       17,400       17,900       12,400      12,965

     2.  Proposal 2               FOR               AGAINST            ABSTAIN
         -----------------------------------------------------------------------
                               4,201,653             73,715             28,435


     3.  Proposal 3               FOR               AGAINST            ABSTAIN
         ---------------------------------------------------------------------
                               8,542,037            121,040             31,650


     4.  Proposal 4               FOR               AGAINST            ABSTAIN
         ---------------------------------------------------------------------
                               4,122,460            146,543             32,300


     5.  Proposal 5               FOR               AGAINST            ABSTAIN
         ---------------------------------------------------------------------
                               8,661,187             12,350             21,190



     6.  Proposal 5               FOR               AGAINST            ABSTAIN
         ---------------------------------------------------------------------
                               8,664,587              5,750             24,390

All of the proposals except proposal 4 "Authorization to issue Preferred Stock" were approved in the stockholders meeting.

Item 5.  Other Information

                  Not Applicable.




Item 6.  Exhibits and Reports on Form 8-K

(a)(1)   Exhibits.

           3     Amended and Restated Bylaws of ePHONE Telecom, Inc.
           27.1  Financial Data Schedule.

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

Date: November 14, 2000                  Row J. Zadeh

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