Form 10KSB
period 2000-12-31
EPHONE TELECOM INC
filed 2001-03-06
CIK 1085082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2000

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
      For the transition period from _______________________ to _____________

Commission file number: 000-27669


                              ePHONE Telecom, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Florida                              98-0204749
----------------------------------    ---------------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

  1145 Herndon Partway; Suite 100, Herndon, Virginia            20170
--------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (703) 787-7000
                           --------------

Securities to be registered pursuant to Section 12(b) of the Act:

       (Title of Class)             Name of each exchange on which registered
------------------------------      -----------------------------------------
Common shares $0.001 par value                         None

Securities to be registered under Section 12 (g) of the Act:

     (Title of Class)               Name of each exchange on which registered
   -------------------              -----------------------------------------
         None                                          None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer had revenues of $589,823 for its most recent fiscal year.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3,334,000 as of December 31, 2000 (based on the average bid and asked price of such common equity).

The issuer has not been involved in a bankruptcy proceeding during the past five years.

As of December 31, 2000 there were 17,453,848 shares of the registrant's common stock, par value .001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business Disclosure Format (Check one): Yes ____; No |X|

                                Table of Contents

PART I

   Item 1.   DESCRIPTION OF BUSINESS...........................................3
   Item 2.   DESCRIPTION OF PROPERTY..........................................11
   Item 3.   LEGAL PROCEEDINGS................................................11
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11

PART II

   Item 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........12
   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........12
   Item 7.   FINANCIAL STATEMENTS.............................................17
   Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.............................................17

PART III

   Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..17
   Item 10.  EXECUTIVE COMPENSATION...........................................20
   Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...24
   Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................27
   Item 13.  EXHIBITS AND REPORTS ON FORM 8K..................................29

SIGNATURES....................................................................31

Supplemental  information to be furnished With Reports Filed Pursuant to Section
15(d) of the Exchange Act by Non-reporting Issuers............................34

ePHONE Telecom Inc. - Financial Statements as of December 31, 2000...........F-1

Forward Looking Statements

Certain information in this Report including statements made in "Managements Discussion and Analysis", "Plan of Operations", "Business" and elsewhere contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although ePHONE Telecom, Inc. (ePHONE) believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

         |X| Expectations and estimates as to completion dates of the Network of Regional gateways ePHONE is installing and the Network.

         |X| ePHONE's ability to implement successfully ePHONE `s operating strategy as defined in the business plan of ePHONE.

         |X|      Future  financial   performance  as  estimated  in  ePHONE  `s
                  financial projections.

         |X| Inaccuracies in ePHONE `s forecasts of customer or market demand

         |X|      Highly competitive market conditions

         |X|      Changes  in  or  developments  under  laws,   regulations  and
                  Licensing   requirements   in  regions  ePHONE  is  installing
                  gateways

         |X|      Changes in telecommunications technology

This list of categories of forward-looking statements should not be construed as exhaustive. ePHONE will not update or revise any forward-looking statements.

Certain factors that could cause our forward-looking statements not be correct and cause our actual results to materially vary from projections made in forward-looking statements are set forth in Section E (Risk Factors) of Item 5 below.

                                     PART I

Item 1.       DESCRIPTION OF BUSINESS

         A. Overview

ePHONE was incorporated pursuant to the laws of the State of Florida, effective May 3, 1996, as IRA Fund Brokers Corp., changed its name to IFB Corp. on April 6, 1998, and on March 22, 1999, IFB Corp. changed its name to ePHONE Telecom, Inc.

On March 31, 2000, ePHONE Telecom entered into a Strategic Alliance Agreement and License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owed subsidiary of Comdial. In connection with these agreements ePHONE acquired certain fixed assets from Array Telecom and obtained an exclusive license for Comdial's Array Series 3000 Voice over Internet Protocol (VoIP) gateway technology for a period of 5 years.

In November 2000, pursuant to written consents received from holders of approximately 57% of the outstanding common stock of ePHONE, the number of directors of ePHONE was increased from five to nine. The four new directors elected by these shareholders are Robert G. Clarke, former Chairman, President and Chief Executive Officer of ePHONE, Anthony F. Balinger, President of 7bridge Systems Ltd. of Hong Kong, Charlie Rodriguez and Walter Pickering who have served as Directors of other public companies, including Waverider Communications Inc.

Effective December 1, 2000, ePHONE accepted the resignations of Row Zadeh and Bahram Ossivand as directors of ePHONE. ePHONE has also accepted the resignation of Mr. Zadeh as President and Chief Executive Officer and Mr. Ossivand as Chief Financial Officer. Robert G. Clarke has been appointed as the new Chairman, President and CEO of ePHONE and Charlie Rodriguez has been appointed as Chief Financial Officer and Vice President - Corporate Affairs.

In connection with departing ePHONE, Mr. Zadeh, together with certain other current employees of ePHONE, has formed a new company named ePHONE Technologies, Inc. ePHONE and ePHONE Technologies have entered into a Support and Development Agreement under which ePHONE Technologies has agreed to provide certain software development and technical support services to ePHONE. As part of the Support and Development Agreement, ePHONE has made an investment in ePHONE Technologies for which ePHONE received a 20% ownership interest in ePHONE Technologies.

During 2000, ePHONE has derived approximately $0.6 million in revenue from the sale of Array Series 3000 gateways to equipment customers who are primarily other network operators and are not in competition with ePHONE in market niche or geographical focus. On the services side ePHONE `s network has been deployed in a limited manner and is currently in the testing phase, not fully operational, and hence have not yet received any long-distance voice telephony services based revenue to date. ePHONE's vision is to be a leading provider of managed Internet based telephony services with applications that utilize convergent technologies combining voice, data and video transmission over an IP network.

         B. Strategic Plan

ePHONE's strategy is to deploy and manage a global Internet telephony services network and to create Internet telephony solutions and products. ePHONE intends to market and sell these products through key partnerships while increasing shareholder valued by delivering growth in revenue and profit.

The full services network will be owned and operated by ePHONE. Some of the components of the full services network include, Points of Presence (POPs) in key cities/locations in the world, global call termination capability and agreements, ePHONE Network Operations Center (eNOC), back end processes such as Settlement and Billing, reporting functions and second level customer services functions.

ePHONE's  technology  platform  is the Array  Series  3000 Voice  over  Internet
Protocol gateway. The Series 3000 gateway software technology and the integration with specialized telephony and digital signal processing hardware is in its third generation from when it was first developed in 1996. The systems platform is based on general-purpose computers utilizing the Windows NT operating system. ePHONE utilizes this gateway or switch as Points of Presence
(POPs) in ePHONE's global network in the offering of long-distance services in the regions where a POP is deployed.

The Array Series 3000 Internet telephony gateway/router, which includes a calling card platform and integration of the gateway with customer premise devices for direct-dial services comprise the main areas of technology ePHONE possesses today. The long distance telephony services originate from end-user customers in a country or region by:

         (1) Calling the regional gateway from any PSTN phone, including pay phones, thus utilizing the Prepaid Calling Card service.

         (2) Connecting over IP to the regional gateway by means of an on-site IP gateway device thus utilizing the Business Direct service.

         (3) Automatically dialing the regional gateway and performing authentication by means of an on-site programmable auto-dialer from a business or residential phone thus utilizing the Business or Residential Connect service.

In all cases above, the gateway obtains the user's authentication information such as account number and PIN, authenticates the user from information in a centralized database, takes the user's destination telephone number and based on a pre-identified routing table sends the call over Internet protocol to the IP address of the gateway that will complete the call, or where an ePHONE gateway is not installed send the call to the least cost call termination partner network for completion.

ePHONE is confident that it has significant business potential in long distance telecommunications over the Internet where ePHONE can pass on savings derived from its innovative technology based network to entice early adopting customers. To date ePHONE has a limited global network including key cities in Europe and North America and worldwide call termination agreements and capability in place.

         C. Network Infrastructure

ePHONE's global network is operated and managed by ePHONE's own Network Operations Center (eNOC). This center will provide regional ePHONE partners with the ability to sign up customers instantly, dispatch service for customer installation or maintenance needs, respond to customer service questions with instant information such as call detail records and provide other second-level support.

In the deployment of the global VoIP network ePHONE needs to form key partnership agreements for the following network services.

                  (1) Co-location Facility: ePHONE has to situate its VoIP gateway at major cities where it intends to have a presence. Co-location companies provide the physical facility, environmental conditions for computing and network equipment, redundancy in telecommunications -- PSTN or IP - circuits, rack space, etc. ePHONE has agreements with the following companies for co-location of its gateway/switches:

                           Interxion for Frankfurt and Amsterdam

                           Cignal for Brussels (currently being relocated to Level3)

                           WorldCom for Rotterdam (location being deactivated due to presence in Amsterdam)

                           Ursus for Sunrise, Florida (currently being deployed)

                           GTS for Warsaw

                  (2)      Internet  Service   Provider:   At  each  co-location
                           facility ePHONE `s gateway/switches require IP connectivity typically provided by ISPs. This
                           provides  for  the  virtual   backbone   (the  public
                           Internet) of ePHONE's network. This connectivity provides for a guaranteed throughput that is burst-able to higher amounts for occasional peak usage. ePHONE has agreements with the following companies for IP connection to its gateway/switches:

                           WorldCom for its Herndon switch, Rotterdam (to be decommissioned), and Sunrise for its Florida switch

                           Abovenet for its Frankfurt switch

                           Cignal for its Brussels switch (currently being moved to Level3)

                           Carrier1 for its Amsterdam switch

                           EBone for its Warsaw switch

                  (3) Local PSTN Connectivity: At each co-location facility ePHONE's gateway/switches are also connected to the local public switched telephone network ("PSTN"). This way calls originating from homes, businesses and pay phones can be directed to the local ePHONE switch. Conversely, an ePHONE switch can terminate a call originating in another city using the local PSTN connection. ePHONE has agreements with the following companies for local PSTN connection to its gateway/switches:

                           Teleglobe and XO for its Herndon switch

                           Colt Telecom for its Frankfurt and Brussels switch

                           Worldcom for its Herndon switch and Rotterdam (to be decommissioned)

                           Carrier1 for its Amsterdam switch

                           GTS for it Warsaw switch

                  (4) Long Distance Re-file Connectivity: At selected co-location facilities ePHONE `s gateway/switches are connected to long distance telecommunications provider(s) for termination of calls at ePHONE's choice for least cost routing. Even in cities where ePHONE has a gateway deployed it may be more economical to complete a call via long distance re-file. Such companies may provide lower termination costs due to their volume commitments and interconnect agreements with local telephone companies. Such interconnect agreements usually require a physical network infrastructure (e.g. under ground fiber, satellite bandwidth, etc.) to be owned or leased by such a company. This type of agreement is also necessitated by the fact that during the phased implementation of ePHONE `s network and even after ePHONE `s planned network has been deployed there will be areas/cities in the world where ePHONE will not have a gateway/switch deployed. ePHONE has agreements with the following companies for long distance re-file connection to its gateway/switches

                           Teleglobe for its Herndon switch

                           Interxion for its Frankfurt switch

                           Ursus for its Sunrise, Florida switch

In conjunction with network services partners, ePHONE network points of presence are currently operational in the following cities:

                           Brussels, Belgium,

                           Rotterdam, Netherlands

                           Frankfurt, Germany

                           Herndon-Virginia, USA,

         D. Sales Partners

ePHONE has Sales Partner agreements signed with the following companies:

TeleMax Communications for Prepaid Calling Card services in Europe: TeleMax Communications Inc. provides a broad range of innovative, convenient, cost-effective, integrated prepaid telecommunications products and services. TeleMax utilizes years of marketing, sales and distribution experience to produce a variety of innovative products carefully designed and tested to target specific needs of the customer. For more information about Telemax, go to: http://www.telemaxcanada.com

Innofone Canada for wholesale termination of long distance traffic: Innofone develops and operates proprietary added value telecommunications programs, on a turnkey, third party basis for major institutional players who are leaders in financial institutions, online services - ISP's and national retailers. Innofone programs are designed to add value to customer relationships by leveraging the established brand loyalty and distribution channels of its major industry partners.

Tele1 Poland for Prepaid Calling Card, and Residential Connect services in Poland and other selected European countries: Tele1 is a leading provider of prepaid calling card services in Poland who will utilize ePHONE's prepaid calling card platform and Internet telephony services in marketing its own prepaid calling card products in Poland. Tele 1's sister company Millennium, Inc. has also signed a distribution agreement with ePHONE for the sales of prepaid calling cards in other selected countries in Europe and North America.

7bridge Systems Ltd of Hong Kong for gateway equipment and global termination services. 7bridge, headquartered in Hong Kong, is a provider of telecommunication services in the Asia Pacific region. 7bridge is developing an Asian-wide network for IP telephony and value-added services. The company's management team has established business relationships with telecommunications companies throughout the Asian markets to provide service solutions to its customers. 7bridge Systems Ltd. of Hong Kong is a related party to ePHONE because certain of the executive officers and directors of ePHONE are also executive officers and directors of 7bridge Systems Ltd.

PPI-ETC of Poland for Prepaid Calling Card, Business Direct and Business Connect services in Poland: PPI-ETC Poland Sp. Z.o.o. Group is a distributor of wireless phones and provides repair services to major wireless phone equipment companies in addition to distribution of other office equipment. PPI-ETC maintains a significant distribution network for its telecommunications products throughout Poland.

AlfaBit of Romania  for  gateway  equipment  and  global  termination  services:
AlfaBit Romania is currently engaged in several businesses; AlfaBit is one of the largest distributors of Motorola equipment in Romania and owns towers for and operates two-way radio communications services. AlfaBit also offers store and forward fax over IP services to businesses in Romania.

Scarlet Telecom of the Netherlands for Prepaid Calling Card, Business Direct, Business and Residential Connect services in Netherlands, Belgium and France:
Scarlet Telecom is a North-European web-based service provider, offering a wide range of services, including voice and Internet connectivity. Scarlet is one of the five largest Dutch telecom companies offering a wide range of services to businesses and the community. Today Scarlet is a flourishing telecom business employing over a hundred people and servicing more than seventy five thousand subscribers.

         E. Suppliers

A significant amount of technology will be required to create the network and deliver services to end-users. ePHONE will need to contract or acquire the technical expertise to create some components of its network. EPHONE plans to partner with other companies that provide the required technology and can meet the specified requirements. ePHONE does not believe that it will have difficulty identifying and obtaining the business or technical expertise necessary to complete its network. The necessary hardware components are currently available from commercial suppliers. A list of potential suppliers ePHONE has identified is as follows.

              Infozech

Infozech,  based in  India,  provides  a billing  system  for IP  gateways.  The
Infozech system was found to provide sufficient capabilities to meet requirements. Additionally, Infozech is willing to customize its products to meet specific requirements. The main reason for the selection of Infozech as a provider of billing software is that Infozech has integrated their billing software with Array's Series 3000 products. ePHONE does not have an agreement with Infozech and propose to purchase software programs as needed at prices to be negotiated from time to time.

              TEK DigiTel

TEK DigiTel has been selected as the manufacturer of embedded CPE gateway devices. TEK DigiTel manufactures a product named the V-Server iGate. This product is a two-port embedded gateway, with support for H.323 and proprietary network protocols. On the telephony side, the TEK DigiTel product supports both analog trunk and analog station interfaces. It also provides two ports (both of which can either be a station port or a trunk port, simply by connecting to the appropriate port). TEK DigiTel indicates that larger capacity boxes are currently being developed and tested.

For the connection to the IP network, TEK DigiTel provides two options: an Ethernet + ISDN BRI interface which allows the TEK DigiTel box to act as a router of traffic between the Internet and local LAN, as well as a Dual Ethernet version. The V-Server iGate is priced reasonably and provides the capabilities not found in many of the competing products.

ePHONE is currently performing the interoperability and functional testing on the TEK DigiTel V-Server iGate products. The testing revolves around interoperability of the 2 port CPE devices with the Array Telecom gateways, Array Telecom large CPE devices, and with the Infozech billing software. The results of these tests indicate that the above technologies are interoperable with one another, as well as with the billing software. Further testing is underway to verify the ISDN wakeup features described above.

            Other Suppliers

The sections above described the suppliers of key pieces of equipment in the network, but did not deal with commodity items such as monitors, keyboards, etc. However, ePHONE expects to use the following additional suppliers. No specific agreements have been negotiated with these suppliers as of yet.

         F. Competition

ePHONE expects to face competition from larger international telecommunications carriers such as AT&T Corp., and Internet service providers (ISPs) and other Internet companies such as America Online, Inc. and Yahoo, Inc. Many of these potential competitors have substantially greater financial and other resources. In addition, consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry will give rise to significant new competitors.

For the present, the following are the main competitors:

            The Internet Telephone eXchange Carrier (ITXC)

ITXC will be a major competitor. ITXC is a clearinghouse for Internet telephony service providers and operates ITXC.net. Since April of 1998, ITXC has been used to provide traditional carriers' international call completion with quality good enough for these carriers to serve their phone-to-phone customers. ITXC has, as of January 2000, reportedly installed 167 POPs in 45 countries and 101 cities. ITXC adds between 5-9 POPs a month.

             iBasis

iBasis, Inc. was founded in 1996 to provide Internet Protocol (IP) telephony service to telecommunication carriers around the globe. The company has POPs across Asia, Europe, the Middle East, and the Americas. iBasis is in wholesale Internet telephony service.

             Net2Phone

Net2Phone began as a subsidiary of IDT Corporation and is a provider of voice over public Internet communications services. Net2Phone enables its customers to place telephone calls from their computers, telephones, or fax machines to any telephone or fax machine in the world. By routing calls via the public Internet, Net2Phone enables users to save money on their international phone rates. Net2Phone develops its own Gateway technology for IP voice services offered by the company.

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

            DeltaThree.com

Founded in 1996, DeltaThree.com manages a network dedicated to the transmission of voice over IP. Its services include PC-to-phone, unified messaging, global access calling cards, and voice greetings accessible from the company's communications portal. Deltathree.com currently operates a network of 37 international POPs. DeltaThree.com is a subsidiary of RSL Communications Ltd., an international facilities-based carrier.

Deltathree.com operates a managed network. According to Frost & Sullivan's recent study, Deltathree.com routes 17% of all Internet telephony traffic worldwide.

         G. Government Approvals and Regulations

ePHONE will not attempt to enter into any market, which is subject to regulation, without first determining that it can satisfy the regulatory requirements of operating in such jurisdiction.

In order to conduct telephony business in the United States, ePHONE will have to prepare and file applications and associated tariffs for international and interexchange telecommunications certification before the Federal Communications Commission and State Commissions, respectively.

The need for licenses in Europe may depend on whether ePHONE operates as a foreign company in those locations or whether it works with licensed local partners, and no specific decisions or arrangements have yet been made in this regard.

         H. Patents, Trademarks and Royalty Agreements

EPHONE does not have any patents, trademarks, licenses or protective agreements, other than the license previously described regarding the products, technology and trademarks of Array Telecom and the licenses granted to 7Bridges. The ePHONE logo has been trademarked in Canada.

         I. Research & Development Activities

To date, ePHONE has spent approximately $723,560 on research and development activities related to business, as previously described. There is no specific allocation of any of those costs to future customers - although it will be ePHONE's objective to charge for products and services in sufficient amounts to recover research and development costs.

         J. Employees

As of December 31, 2000, ePHONE had 25 full-time employees in the Herndon, Virginia office. In addition, ePHONE had several individuals providing services as independent contractors or consultants. As the business and development efforts expand, additional personnel will be engaged, either as employees or as contract service suppliers.

Item 2.           DESCRIPTION OF PROPERTY

ePHONE leases approximately 7,400 square feet for the principal executive offices, which are located at 1145 Herndon Parkway; Suite 100, Herndon, Virginia 20170. Base rent for the current premises is approximately $14,500 per month subject to annual increases of three percent. The lease requires ePHONE to pay a portion of the property taxes and certain operating expenses. Management believes that the current and anticipated facilities are suitable and adequate for operations.

Item 3.           LEGAL PROCEEDINGS

Mr. Charles Yang joined ePHONE in July 1999, as President and Chief Operating Officer in part due to Mr. Yang's strong representations that he could bring to ePHONE extensive business connections, and that those connections could be converted into sales for ePHONE. The Board subsequently concluded that Mr. Yang did not have the potential that they originally believed he had - which is part of the reason for the breakdown of the relationship with Mr. Yang. For further information regarding ePHONE `s relationship with Mr. Yang, see Section B of
Item 12 below.

Mr. Yang ceased providing services to ePHONE as of January 31, 2000. Mr. Yang's positions as President and Chief Operating Office of ePHONE were formally terminated March 9, 2000. His employment agreement is now in arbitration and ePHONE does not believe itself to be bound by it.

During 1999, ePHONE accrued a liability totaling $300,000 in connection with a settlement offer made to Mr. Yang to resolve this matter. To date Mr. Yang has not accepted or rejected this settlement offer and the claim is scheduled for arbitration in California during June 2001. Based on review of the facts and circumstances, management has provided for what is believed to be a reasonable estimate at exposure to loss associated with this claim. While acknowledging the uncertainties of arbitration, management believes that this matter will be resolved without material effect to ePHONE `s financial position or results of operations.

Other than disclosed above, ePHONE is not involved in, nor has knowledge of, any threatened or pending legal proceedings against it.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

Item 5.       MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Since June 12, 2000 and prior to December 15, 1999, the common shares did trade and currently trades on the OTC Bulletin Board - under the symbol "EPHO". From December 15, 1999 until June 11, 2000, the common shares traded on the National Quotation Bureau's Electronic Quotation Service (the "Pink Sheets") under the symbol "EPHO". Shares of the common stock do not trade on any stock exchange or any other market.

The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years as reported by publicly available sources to which ePHONE has access. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect active transactions.

           YEAR AND QUARTER          HIGH BID $           LOW BID $
           ----------------          ----------           ---------

       1999

                1st Quarter             $0.63               $0.50
                2nd Quarter             $2.13               $1.25
                3rd Quarter             $3.13               $0.75
                4th Quarter             $1.65               $0.59
       2000

                1st Quarter             $4.23               $0.75
                2nd Quarter             $2.93               $1.10
                3rd Quarter             $1.66               $0.91
                4th Quarter             $0.94               $0.25

As of December 31, 2000 there were 47 holders of record of the common stock. This does not reflect persons or entities that hold stock in "Street" name or through various brokerage firms.

EPHONE has not paid any cash dividends on common stock and does not intend to pay cash dividends in the foreseeable future. ePHONE plans to retain earnings, if any, to use in the operation of the business and to fund future growth.

Item 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         A. Plan of Operation

Management's primary focus in 2001 is to continue to build the network and to begin the principal business operations - the generation of voice telephony services revenue.

ePHONE has begun the market test of Prepaid Calling Card services in Belgium and Germany and is developing and testing Business Direct, Business Connect and Residential Connect direct dial long-distance services for these cities. ePHONE also plans to provide wholesale termination of voice traffic for a North American partner.

In the first quarter of 2001 POPs will be deployed in the following cities.

         Amsterdam, Netherlands
         London, UK
         Warsaw, Poland

ePHONE has plans on expanding its network to the following cities in Europe in the year 2001 and is working to establish a network of partners with call origination and call termination needs.

         Austria - Vienna
         Denmark - Copenhagen
         France - Paris
         Germany - Munich
         Greece - Athens
         Italy - Milan and Rome
         Ireland - Dublin
         Portugal - Lisbon
         Spain - Madrid and Barcelona
         Sweden - Stockholm, and
         Switzerland - Geneva

ePHONE is also planning on expansion to Argentina and Uraguay in 2001 as situations permit.

The location of the planned service deployment areas may change, and new ePHONE cities may be added in 2001, depending on regulatory and licensing requirements or recruitment of regional partners.

Based on existing contracts, ePHONE expects to generate its first commercial traffic and revenues in the first quarter of 2001, building to a monthly volume of 10,000,000 minutes by December, 2001. By the end of the year, in order to carry 10 million minutes, ePHONE will have deployed 13 gateways.

We expect to hire up to 10 additional full-time employees as we roll out our plan of operations in 2001. Additional personnel are needed to expand our human resources in the area of software development, system design & configuration, installation, customer support, product marketing and accounting.

         B. Liquidity and Capital Resources

ePHONE has funded operations through equity financing, and does not have a line of credit or similar credit facility available to it.

ePHONE must rely on its ability to raise money through equity financing to set up ePHONE `s global network, which is the vital part of ePHONE `s business plan. The majority of funds raised will be allocated to the deployment of the technology, operating costs and marketing activities.

In a private placement ending in February 2000, ePHONE sold a total of 1,350,000 "units" for $0.75 a unit to investors outside the United States pursuant to Regulation S under the Securities Act for net proceeds of $1,012,500.

Also, in the first quarter of 2000, ePHONE offered special warrants at $1.10 per warrant in a Regulation S private placement. Each special warrant (the "Special Warrant") entitled the holder to receive one share of common stock and one share purchase warrant exercisable at $1.60 within 24 months.

On March 31, 2000, ePHONE closed the first portion of the sale of Special Warrants, on April 7, 2000, closed the sale of a second portion of the Special Warrants, and on April 20, 2000, closed the sale of the final portion of the Special Warrants. ePHONE received net proceeds from the sale of Special Warrants of approximately $12,205,000. The total number of Special Warrants ePHONE sold in this offering was 13,780,837.

The special warrant agreements contained certain penalties in the event that ePHONE does not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. ePHONE failed to meet these deadlines, and consequently; each special warrant holder is entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they are holding by the same percentage ("Redemption Right"). In addition, each special warrant holder will receive an additional 10% of their original investment in shares of common stock of ePHONE upon the exercise of the special warrants. As of December 31, 2000, certain special warrant holders exercised their Redemption Rights, with ePHONE returning $1,315,430 to these investors. Management believes that the remaining special warrant holders will exercise their Redemption Right and that ePHONE will have to return an additional $579,435, which is accounted for as restricted cash at December 31, 2000. Accordingly, ePHONE has recorded this amount as an accrued liability in the accompanying balance sheet at December 31, 2000.

On March 31, 2000, ePHONE entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, ePHONE made an initial payment to Comdial of $2,650,000. As part of the Agreement, ePHONE received the fixed assets of Array Telecom, with a book value of approximately $431,000 and assumed the lease of Array Telecom's Herndon, Virginia facility. The License grants ePHONE an exclusive license for all Voice over Internet Protocol (VoIP) technology that has been developed by Array Telecom for a period of five years. The difference between the amount paid to Comdial and the amount recorded as fixed assets totaled $2,219,000, and represents the value of the licensed technology and is recorded as an intangible asset.

In connection with the License Agreement entered into with Array Telecom, ePHONE is required to pay an additional $2,180,000 for the VoIP technology over 5 years with minimum payments of $180,000 due in the first year and $500,000 in each of the next four years. Additional royalty payments will be payable to the extent that 2% of gross sales as defined in the Agreement exceed minimum payments for the VoIP technology. As part of the arrangement, ePHONE also agreed to pay an additional amount of $350,000 to employees of Array Telecom as compensation for benefits forfeited by them as a result of the creation of the Strategic Alliance.

During 2000, operating activities consumed $4,145,000 of cash. In addition, ePHONE used $6,812,000 of cash in investing activities, which consisted of the purchase of investments, net of redemptions, deposits to restricted cash, net of repayments, the purchase of fixed assets, the cost of termination of two executive officers and the investment in ePHONE Technologies, Inc. totalling
$880,000, and the purchase of the Array Telecom license. ePHONE received net cash inflows of $12,400,000 from the sale of common stock and special warrants. Cash outflows from both operating activities and investing activities will be significantly reduced during 2001. At December 31, 2000 ePHONE had cash and investments totaling $3,697,000, and restricted cash of $579,000, which has been set aside for redemption by the remaining Special Warrant holders at 12.5 % of their initial investment. The only significant planned operation and investing activities outside of general operations are the minimum royalty payment of $500,000 to Array Telecom and $500,000 paid to Innofone in connection with the marketing and networking services agreement with this company, which may not be repaid pursuant to the agreement. This leaves $2,696,000 of current funds for operations. Management believes that this amount is sufficient to enable it to operate until at least the fourth quarter of 2001, by which time it anticipates having raised additional equity financing. However, such financing may not be available when needed or, if available, may not be on terms favorable to ePHONE. If additional funds are raised through issuance of equity securities, the existing stockholders may experience significant dilution.

Current Liabilities at December 31, 2000 were $1,504,000, of which $1,169,000 was accrued liabilities. Of the accrued liabilities, the amount of $579,000 is for the redeemable Special Warrants.

On January 19, 2001 in a subsequent event, ePHONE entered into a Marketing and Networking Services Agreement with Innofone.com (INNF-a company listed in NASDAQ pink sheets). This Agreement allows for the two companies to start cooperating in enhancing ePHONE `s voice over Internet Protocol (VoIP) network with termination traffic resulting from Innofone's marketing programs. In addition, ePHONE and Innofone.com will pursue new marketing programs including personal computer to phone voice services, packaging calling cards in Innofone's fulfillment kits and other new products and services. ePHONE paid Innofone.com a set-up fee totaling $500,000. Innofone.com has agreed to repay this amount to ePHONE within 90 days of the agreement date. If such amount is not repaid, ePHONE may, at its option, convert the amount into shares of Innofone's common stock at $0.25 per share and a warrant to purchase an additional share at $0.75 per share. The Agreement expires December 31, 2010.

         C. Stock Compensation Activity During 2000

On May 5, 2000, the Board of Directors adopted the 2000 Long-Term Incentive Plan and reserved 6,000,000 shares of common stock for issuance under the Plan. During 2000, ePHONE granted 1,500,000 stock options to two officers of ePHONE, which vested on the grant date with the exercise price less than the market price at grant date. In accordance with APB 25, ePHONE recorded compensation expense totaling $2,865,000. These two officers terminated employment with ePHONE in December 2000 and a total of 6,747,307 stock options were cancelled as provided for in the officers' Separation Agreements. The balance of 5,247,307 stock options did not vest during the year and hence did not have any impact on the financial statements.

On May 9,  2000,  ePHONE  granted  345,000  shares of common  stock to  Cornwall
Management Ltd. as partial consideration for services rendered under a consulting agreement. The fair value of the shares totaled $604,000 and was recorded as a non-cash compensation expense for the year ended December 31, 2000.

On May 24, 2000, for a detailed analysis of Internet Protocol development and market opportunities in various major countries, ePHONE granted Sobois-Livert Investment Corporation warrants to purchase 250,000 shares of common stock at $0.60 per share and, as agreed to, upon completion of the consulting engagement and delivery of certain reports, additional warrants to purchase 488,833 shares of common stock at $1.10 per share. Both sets of warrants expire on May 24, 2002. The fair value of these warrants totaled $299,000 and has been recorded by ePHONE as non-cash compensation included in general and administrative expense during 2000.

On July 12, 2000, ePHONE `s Board of Directors voted to rescind a performance share plan previously adopted in 1999 pursuant to which up to 15,000,000 shares of ePHONE common stock would have been issued. Concurrently, the Board of Directors agreed to grant for no additional consideration a total of 3,666,448 shares of ePHONE common stock in consideration to certain individuals who would have been eligible to receive shares of common stock under the performance share plan. ePHONE recorded a $3,700,000 charge related to the granting of these shares of common stock.

         D. New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. ePHONE will adopt SFAS 133 in the first quarter of 2001. ePHONE believes that the implementation of SFAS 133 will have no effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. ePHONE's application of the SAB did not have a material impact on its financial statements, however, certain SEC staff interpretations of the SAB have not been published and may have an effect on the applicability of the SAB in relation to ePHONE's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. ePHONE adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant impact on the ePHONE's results of operations or its financial position

         E. Risk Factors

The risks and uncertainties described below are not the only ones facing our company. Additional risks not presently known to us or that we currently consider insignificant may also impair our business operations in the future. Our business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of shares of our common stock could decline due to any of these risks

   The market for our common stock is limited

There is currently only a limited trading market for our common stock. ePHONE common stock trades on the OTC Bulletin Board under the symbol "EPHO," which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

We cannot assure investors that our common stock will ever qualify for inclusion on the NASDAQ National Market or that more than a limited market will ever develop for our common stock.

   Penny stock rules limit the liquidity of our common stock

Our common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as our common stock is subject to the penny stock rules, holders of such ePHONE common stock may find it more difficult to sell their securities.

   An investment in ePHONE may be diluted

We may issue a substantial number of shares of our common stock without investor approval. Any such issuance of ePHONE securities in the future could reduce an investor's ownership percentage and voting rights in ePHONE and further dilute the value of his or her investment.

   We may be unable to raise the additional capital necessary to continue growing our business

We will require significant amounts of additional capital to fund:

o the expansion of our network;

o the acquisition of businesses and investments in joint ventures and strategic alliances; and

o working capital.

Implementing the phased build-out of our network will require significant amounts of additional capital not currently accessible to us. We cannot assure you that we will be able to obtain sufficient capital on acceptable terms to fund the full reach of our planned network.

The exact amount and timing of our future capital requirements will depend upon many factors, including:

o the cost of developing and expanding our networks and services;

o the development of new services;

o our ability to penetrate new markets;

o regulatory changes;

o the status of competing services;

o the magnitude of potential acquisitions, investments and strategic alliances; and

o our plan of operations.

   We have not been operating very long and have a history of incurring losses which may make it difficult to fund operations

We have a limited operating history on which you can evaluate our business and prospects, and we have not yet commenced commercial operations in the long distance sector of our business. We have incurred net losses since our inception. In 2000 and 1999, we incurred net losses of approximately $13,701,000 and $1,591,000, respectively. Our ability to achieve and sustain profitable operations depends on many circumstances, including our ability to establish effective distribution channels, market demand, pricing and competition in the telecommunications industry in the countries where we operate. If we do not achieve and sustain profitability, our ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be negatively affected. In addition, our prospects must be considered in light of the risks encountered by companies like us developing products and services in new and rapidly evolving markets. Our failure to perform in these areas could have a material adverse effect on our business, plan of operations and financial condition.

   We may never generate sufficient revenue to attain profitability if our future customers, telecommunications carriers and other communications service providers are reluctant to use our services or do not use our services, including any new services, in sufficient volume

If the market for Internet telephony and new services does not develop as we expect, or develops more slowly than we expect, our business, financial condition and plan of operations will be materially adversely affected.

Our future customers may be reluctant to use our services for a number of reasons, including:

o perceptions that the quality of voice transmitted over the Internet is low;

o perceptions that Internet telephony is unreliable;

o lack of acceptance of our business model by customers; and

o our inability to originate and deliver traffic over the Internet easily and with significant cost advantages.

The growth of our business depends on our distribution channels and partners generating an increased volume of customers with adequate international voice traffic. If the volume of international voice traffic fails to increase, or decreases, and these third-parties do not succeed in their selling activities, our ability to become profitable will be materially adversely affected.

   We may face quality and capacity problems over our network upon failures by third parties

Our business model depends on the availability of the Internet to transmit voice and fax calls, and to provide other value-added services. Third parties also maintain, and in many cases own, the traditional voice networks as well as data networks and other components that comprise the Internet. Some of these third parties are national telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to properly maintain their lines and disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to complete calls over the Internet could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable. Our CPE devices, billing system and other components of our technology are provided by third party organizations. Lack of performance or significant price changes by these providers will also lead to a material disruption of our ability to offer our products in an easy, efficient and cost effective manner, which could have the effect of delaying or preventing our ability to become profitable.

   We may not be able to succeed in the intensely competitive market for our services

The market for Internet voice, fax and other value-added services is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as GRIC Communications and ITXC Corp., route traffic to destinations worldwide and compete directly with us, along with Internet telephony service providers, such as Net2Phone. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to put downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

   Growth of our business depends upon our ability to manage expansion and development effectively

Our ability to grow effectively will require us to implement and improve our operating, financial and accounting systems and to hire, train and manage new employees. Among other things, the continued expansion and development of our business will also depend upon our ability to:

o construct our planned Network;

o secure financing;

o install telecommunications infrastructure;

o obtain any required government authorizations;

o evaluate and penetrate potential new markets;

o hire enough qualified employees; and

o build an effective distribution channel.

In addition, we must perform these tasks in a timely manner, at reasonable costs and on satisfactory terms and conditions.

Our expansion may involve acquiring other companies or assets. These acquisitions could divert our resources and management and require integration with our existing operations. Failure to effectively manage our planned expansion could have a material adverse effect on our business, growth, financial condition and plan of operations and the market price of our common stock. We cannot assure you that we will be successful or timely in developing and marketing service enhancements or new services that respond to technological change, changes in customer requirements and emerging industry standards. Even if we are successful, we cannot assure you that our lack of significant experience with respect to a new service or market will not hinder our ability to successfully capitalize on any such opportunity.

   We may undertake strategic acquisitions in the future and any difficulties from integrating such acquisitions could damage our ability to attain or maintain profitability

We may acquire businesses and technologies that complement or augment our existing businesses, services and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

   If we are not able to keep up with rapid technological change in a cost-effective way, the relative quality of our services could suffer

The technology upon which the services we intend to provide is changing rapidly. Significant technological changes could render the equipment which we use obsolete, and competitors may begin to offer new services that we are unable to offer. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability, services and features of our network and by developing new features and applications to meet customer needs. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

   Our failure to acquire, integrate and operate new technology could harm our competitive position

The telecommunications industry is characterized by rapid and significant technological advancements and the related introduction of new products and services. We do not possess significant intellectual property rights with respect to all of the technologies we use and we are dependent on third parties for the development of and access to new technology. The effect of technological changes on our business plan cannot be predicted. In addition, it is impossible for us to predict with any certainty whether demand for VoIP services in our future markets will develop or will prove to be an economical and efficient technology that is capable of attracting customer usage. Failure by us to obtain and adapt to new technology in our future markets could have a material adverse effect on our business and plan of operations.

   We face multiple risks associated with the Internet

As is typical in newer industries, demand and market acceptance remain unknown factors in the provision of Internet-related services. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use. Despite growing interest in the many commercial uses of the Internet, many businesses around the world have been deterred from purchasing Internet-related services. These businesses have been deterred for a number of reasons, including:

o inconsistent service;

o lack of cost-effective, high-speed options;

o limited access points;

o inability to integrate business applications on the Internet;

o the need to deal with multiple and frequently incompatible vendors;

o inadequate protection of information moving across the Internet;

o a lack of tools to simplify Internet access and use.

Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may, unless resolved, constrain development of the Internet to the extent that users experience delays, transmission errors and other difficulties. For example, inadequate transmission infrastructure in developing countries in which we plan to operate (such as an insufficiency of telephone lines for Internet access) could forestall the growth of Internet-related services in that region. Furthermore, in some parts the world, the Internet is not seen as an alternative method of exchanging information or doing business and we cannot guarantee that the Internet will be widely accepted in the region as an alternative means of communicating and conducting business.

The nature and scope of existing or future laws in various jurisdictions relating to the Internet is uncertain and may take years to resolve. This uncertainty could expose us to substantial liability for which we might not be indemnified. Any new or existing legislation or regulation relating to the Internet could have a material adverse effect on our business, plan of operations and financial condition.

   If the Internet infrastructure is not adequately maintained, we may be unable to maintain the quality of our services and provide them in a timely and consistent manner

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Any future outages or delays could adversely affect our ability to complete calls. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular.

   We are dependent on key personnel for our future success

Our success depends to a significant degree on members of our senior management and certain key employees, who generally are not bound by employment contracts with us. Our success also depends in part upon our ability to hire and retain highly skilled and qualified operating, marketing, financial and technical personnel. Competition for qualified employees in the telecommunications industry is intense and, accordingly, we cannot assure you that we will be able to hire or retain necessary personnel.

In addition, the successful implementation of our network will require us to recruit, hire and retain a significant number of highly skilled employees. There may be a limited supply of qualified personnel in the countries in which we plan development of our operations.

   A variety of risks associated with our international operations could materially adversely affect our business

Because we intend to provide substantially all of our services internationally, we are subject to additional risks related to operating in foreign countries. These risks include:

o unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony;

o economic weakness, including inflation, or political instability in particular foreign economies and markets;

o difficulty in collecting accounts receivable;

o foreign taxes; and

o foreign currency fluctuations, which could result in increased operating expenses and reduced revenues.

These  and  other  risks  associated  with  our  international   operations  may
materially adversely affect our ability to attain or maintain profitable operations.

   International governmental regulation and legal uncertainties could limit our ability to provide our services or make them more expensive

The regulatory treatment of Internet telephony outside of the United States varies widely from country to country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially imposing settlement rates on Internet telephony providers. Finally, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony in one or more countries, could limit our ability to provide our services or make them more expensive.

In addition, as we make our services available in foreign countries, and as we work to enable sales by our customers to end-users in foreign countries, such countries may claim that we are required to qualify to do business in that particular country, that we are otherwise subject to regulation, including requirements to obtain authorization, or that we are prohibited in all cases from conducting our business in that foreign country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contracts in that jurisdiction. Our customers also currently are, or in the future may become, subject to these same requirements. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them. Additionally, it is possible that laws may be applied by the United States and/or other countries to transport services provided over the Internet, including laws governing:

o sales and other taxes;

o user privacy;

o pricing controls;

o characteristics and quality of products and services;

o consumer protection;

o cross-border commerce, including laws that would impose tariffs, duties and other import restrictions;

o copyright, trademark and patent infringement; and

o claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

If foreign governments or other bodies begin to regulate or prohibit Internet telephony, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

   We do not intend to pay dividends on our common stock

We have never paid dividends on our common stock and do not currently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law. See "Dividend Policy."

   Internet-related stock prices are especially volatile and this volatility may depress our stock price

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and Internet-related companies, including companies like us, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this registration statement and general economic conditions may have a significant effect on the market price of our common stock. This broad market and industry volatility may reduce the value of our common stock, regardless of our operating performance. Due to this volatility, the value of our common stock could significantly decrease.

   Our success and competitive position depends on our ability to protect our proprietary technology

Our success depends, in part, upon our intellectual property rights. To date, we have relied primarily on a combination of trade secret, trademark and copyright laws, and non-disclosure and other contractual restrictions on copying and distribution to protect our proprietary technology and our brand names. We have not yet filed any patents related to our technology. Litigation to enforce our intellectual property rights or protect our trade secrets could result in substantial costs and may not be successful. Any inability to protect our intellectual property rights could seriously harm our business, operating results and financial conditions. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States. Our means of protecting our intellectual property rights in the United States or abroad may not be adequate to fully protect our intellectual property rights.

Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. It may be difficult for us to enforce certain of our intellectual property rights against third parties who may have acquired intellectual property rights by filing unauthorized applications in foreign countries to register the marks that we use because of their familiarity with our worldwide operations. Since
Internet-related industries such as ours are exposed to the intellectual property laws of numerous foreign countries and trademark rights are territorial, the enforceability and scope of protection of our intellectual property is uncertain. The unauthorized use of our intellectual property by third parties may damage our brand.

Defending against intellectual property infringement claims could be expensive and disruptive to our business.

   We are subject to claims of intellectual property infringement, which could divert management resources and harm our reputation

We cannot be certain that our products and services do not or will not infringe upon valid patents, trademarks, copyrights or other intellectual property rights held or claimed by third parties. Third parties may claim that we have infringed their patent, trademark, copyright or other proprietary rights. It is also possible that claims will be made for indemnification resulting from allegations of infringement. Claims like these could divert management's attention, affect our reputation and otherwise harm our business. In addition, intellectual property claims could be asserted against us as a result of the use by us, our customers or other third parties of our products. These claims could include claims by our consultants and employees that intellectual property they developed does not belong to us. Any claims, with or without merit, could be time consuming, costly, cause product shipment delays or require that we enter into royalty or licensing agreements. These licenses might not be available on reasonable terms, or at all. As a result, any claim like this could harm our business. Additionally, we may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

   We rely on third-party technologies, and a termination of any of our relationships with third-party vendors could adversely affect our revenues and business

We rely in part on technology that we license from third parties. We integrate this technology with our own technology in order to provide a complete solution. This technology may contain defects that we cannot control. The loss of any of these technologies could cause delays introducing our products or services until equivalent technology, if available, is identified, licensed and integrated.

   Our articles of incorporation provide our officers and directors with certain indemnification.

Our Articles of Incorporation provide that our directors and officers will not be personally liable to ePHONE or its shareholders for money damages for breach of the fiduciary duty of care as a director or officer. Conversely, directors and officers are liable for:

o any breach of duty of loyalty to ePHONE or its shareholders,

o facts and omissions not in good faith or those which involve intentional misconduct or a knowing violation of law,

o willful or negligent violation of Florida law with respect to payments of dividends, and

o any transaction from which a director involved derived an improper personal benefit.

Thus, under certain circumstances, neither ePHONE nor the stockholders would be able to recover damages even if directors take actions that harm ePHONE.

Item 7.       FINANCIAL STATEMENTS

The information required hereunder in this report are set forth in the "Index to Financial Statements" on page F1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

                                    PART III

Item 9.       DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         A. Directors and Executive Officers

The directors and executive officers, their ages and positions held as of March 1, 2001 are listed below. Each director serves until the next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

           NAME                 AGE               POSITION HELD
           ----                 ---               -------------
Robert G. Clarke                55      Chairman of the Board, President and
                                        Chief Executive Officer
Roy E. Olmsted                  47      Chief Operating Officer
Charlie Rodriguez               55      Chief Financial Officer and Vice
                                        President - Corporate Affairs; Director
John G. Fraser                  53      Director
Fariborz Ghadar                 53      Director
Anthony Balinger                47      Director
Walter Pickering                51      Director

The following describes the business experience during the past five years of ePHONE's Directors and Executive Officers, including for each director, other directorships held in reporting companies.

Robert G. Clarke. On December 1, 2000, Mr. Clarke was appointed as Chairman of the Board of Directors, President and Chief Executive Officer and currently serves in those capacities. During the last five years, Mr. Clarke has served as a Director and as President and Chief Executive Officer at various times, including serving as the Chairman of the Board of Directors from August 9, 1999 to a meeting of the Board of Directors on July 21, 2000, and as the President and Chief Executive Officer from March 9, 2000 until April 1, 2000 and from June 3, 1999 to August 8, 1999.

Mr. Clarke has also acted an independent business consultant, assisting high technology start-up companies with public and private financings, business planning, assembling management teams and business opportunity assessments. Mr. Clarke holds a Bachelor of Commerce degree from Memorial University and Master of Business Administration from the University of Western Ontario.

Charlie Rodriguez. On December 1, 2000, Mr. Rodriguez was elected as a Director and appointed as Chief Financial Officer and Vice President - Corporate Affairs. Mr. Rodriguez previously served as Vice-President of Corporate Affairs and Corporate Secretary from June 1999 to April 2000. Mr. Rodriguez is also the President of Management Services of Arizona, a business consulting company specializing in mergers, acquisitions and financing. Prior to joining ePHONE, Mr. Rodriguez served as the Chief Financial Officer for Zephyr Technologies, Inc., a biometrics and smartcard software integration company. Mr. Rodriguez was a member of the board of directors of WaveRider Communications, Inc. (WAVC - otc.bb), a wireless communication company, from January to November 1997, and served as its President and Chief Executive Officer from May 1995 to January 1997. Mr. Rodriguez holds a Bachelor of Science and Accounting from the University of Arizona.

Roy E. Olmsted. Mr. Olmsted became Chief Operating Officer in January 2001. Prior to joining ePHONE, Mr. Olmsted was Vice president Business Development for Speechlink Communications, a vendor of service provisioning platforms and unified messaging systems to the telecommunications market from March 1999 to September 2000. From 1993 to 1998 Mr. Olmsted was President of TAS Ltd. - Hong Kong, the first call center in Hong Kong, specializing in inbound telemarket, outbound telemarketing and message center support. Mr. Olmsted has held positions at Tandem Computers, Inc., Hewlett Packard Canada and Sperry Univac Canada.

John G. Fraser. Mr. Fraser has been a director of ePHONE since June 1999. Prior to joining ePHONE, Mr. Fraser was Vice-Chairman of KPMG Canada, Chartered Accountants. Mr. Fraser held various positions within KPMG Canada from November 1976 until February 1998. Mr. Fraser has a Masters in Business Administration from University of Pittsburgh and a Bachelor of Commerce and Administration from Victoria University, Wellington, New Zealand.

Dr. Fariborz Ghadar. Dr. Ghadar has been a director of ePHONE since the Annual General Meeting in September 2000. He is the William A. Schreyer, Merrill Lynch Chair of Global Management, Policies and Planning of The Pennsylvania State University Smeal College of Business Administration. Prior to joining The Pennsylvania State University, Dr. Ghadar was Professor and Chairman of the International Business Department at The George Washington University School of Business and Public Management. Dr. Ghadar received a D.B.A. and M.B.A. from Harvard Business School, an M.S. in Mechanical Engineering and a B.S. in Chemical Engineering from M.I.T. Dr. Ghadar currently serves on the Board of Directors of Lason, Inc.

Anthony Balinger. Mr. Balinger has been a director of ePHONE since December 1, 2000. Mr. Balinger is also President of 7bridge Systems Ltd. of Hong Kong. A Fellow of the Hong Kong Institute of Directors, Mr. Balinger is a seasoned
telecom  professional  with  30  years  experience  in  the   telecommunications
industry.

Mr. Balinger started his career with British Telecom, where he spent 13 years as a Digital Design engineer. Thereafter he joined Cable & Wireless as a project engineer for Mercury Communications, and then transferring to commercial, he headed Mercury's City of London support services. In 1989 he was subsequently transferred to New York to head Cable and Wireless North America's Banking and Finance division. Cable and Wireless loaned him to OPTUS communications of Australia where he headed the International Products division. In 1993 he joined Executive TeleCard Ltd., (a NASDAQ listed company) as the director of Asia Pacific. In 1995 he joined the Board of Directors Executive TeleCard Ltd. and went on to serve as Chief Executive and President before finally retiring as Vice Chairman in 1999.

Walter Pickering. Mr. Pickering has been a director of ePHONE since December 1, 2000. He has over 20 years of management experience in real estate development, construction and high technology. Since 1988 he has been president of Corporate Information Group Ltd., a high technology consulting firm specializing in market assessment and strategic planning. The firm covers a wide range of technology sectors, including biotechnology, medical devices, telecommunications and information technology. Since 1998 Pickering has been Executive Director of the Canadian Institute for Market Intelligence, a federal corporation working under contract to the National Research Council of Canada. The role of the Institute is to provide competitive intelligence services, due diligence and management of international technology transfer events for small and medium-sized Canadian technology companies. Pickering has worked extensively with the private and public sectors of Japan, China, Hong Kong, Thailand, Singapore and Korea.

         B. Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. All reports required to be filed under Section 16 have been filed

Item 10.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following sets forth certain summary information concerning compensation paid for the years ended December 31, 2000 and 1999 to
(i) Robert Clarke, President, Chief Executive Officer and Chairman of the Board of Directors; (ii) Row Zadeh, former President, Chief Executive Officer and Chairman of the Board of Directors; (iii) Bahram Ossivand, former Chief Financial Officer and Director; and (iv) Syd Rahman, Vice President-Sales and Marketing.

                           SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                            -----------------------------------     ---------------------------------------
    NAME AND PRINCIPAL           YEAR           SALARY          OTHER ANNUAL          AWARDS OPTIONS          ALL OTHER
         POSITION                                               COMPENSATION             (SHARES)           COMPENSATION
---------------------------    ---------    ---------------    ----------------     -------------------    ----------------
Robert Clarke                    2000                --(1)                 --                   --                --
  President and Chief            1999                --(1)                               1,000,000                --
  Executive Officer
  and Chairman of the
  Board of Directors
Row Zadeh                        2000          134,000(2)                                                     10,000(3)
  Former President
  and Chief Executive
  Officer and
  Chairman of the
  Board of Directors
Bahram Ossivand                  2000          100,000(2)          35,000(3)                                  15,000(3)
Syd Rahman                                     108,000(4)


(1) Mr. Clarke as described on page 28, served as Chief Executive Officer and President at various times during 2000 and 1999. While serving as an executive officer, Mr. Clarke received no cash compensation. However, a company in which he has a controlling interest, received consulting payments totaling $68,000 and $48,000 in 2000 and 1999, respectively.

(2)      Mr. Zadeh and Mr.  Ossivand  were  employed from April 2000 to December
         2000 (8 months). During this period, ePHONE granted these two individuals stock options for the purchase of up to 6,747,307 shares of the common stock. These options were canceled in connection with their termination and are not included in table above.

(3) Mr. Zadeh and Mr. Ossivand were paid separation payments of $10,000 and $15,000, respectively. Additionally, as provided in Mr. Ossivand's separation agreement, ePHONE reimbursed certain relocation costs incurred by Mr. Ossivand.

(4)      Mr. Rahman's employment with ePHONE terminated in February 2001.

OPTION GRANTS TABLE. The following table sets forth information on grants of stock options during fiscal 2000 to an officer of ePHONE.

                            OPTIONS          PERCENT OF TOTAL OPTIONS
       NAME                 GRANTED          GRANTED TO EMPLOYEES IN       EXERCISE OR BASE
                           (SHARES)                   YEAR                  PRICE ($/SHARE)           EXPIRATION DATE
--------------------     --------------    ----------------------------    ------------------    --------------------------
Syd Rahman(1)               258,874                    2.65%                    $  1.09                 May 16, 2010
                             50,000                    0.51%                       0.88               October 10, 2010


FISCAL YEAR-END OPTIONS/OPTION VALUES TABLE.

                                      NUMBER OF SECURITIES UNDERLYING                 VALUE OF UNEXERCISED
                                  UNEXERCISED OPTIONS AT FISCAL YEAR END              IN-THE-MONEY OPTIONS
                                                                                      AT FISCAL YEAR END ($)

                                EXERCISABLE           UNEXERCISABLE             EXERCISABLE            UNEXERCISABLE
Robert  Clarke                   1,000,000                       --                  --                      --
Syd Rahman(1)                           --              308,874(1)                   --                      --

(1) Mr. Rahman's employment with ePHONE was terminated in February 2001. All of Mr. Rahman's stock options were unvested at that time and will be canceled by ePHONE as provided for under the Long Term Incentive Plan.

Compensation of Directors

Non-employee directors received cash compensation at a rate of $8,000 per year in 2000. Directors are reimbursed for expenses they incur in attending meetings at the board or board committee.

In addition to making the consulting payments to a company controlled by Mr. Clarke mentioned above, ePHONE made consulting payments of $36,000 each to companies controlled by Mr. Charlie Rodriguez and Mr. John Fraser respectively, both directors at December 31, 2000.

Employment Agreements

At December 31, 2000, ePHONE was not party to employment agreements with any of its officers or employers. Employment Agreements that ePHONE executed upon the employment of Mr. Zadeh and Mr. Ossivand were cancelled in connection with their termination in December 2000 and the execution of Separation Agreements.

In connection with the termination of these officers, ePHONE entered into a Support and Development Agreement with ePHONE Technologies, Inc (ePHONE Tech), a company formed by the terminated executive officers in December 2000. ePHONE Tech will, under this Agreement, provide ePHONE with internet telephony technology support and development services at an hourly rate plus reimbursements for certain support services, as defined in the agreement. The term of the agreement is one year and may be renewed for consecutive one-year terms. As provided for in the agreement, ePHONE purchased a 20% equity interest in ePHONE Tech. Since the agreement contained a provision, allowing ePHONE Tech to repurchase ePHONE's equity interest for $185,000 at any time prior to the third anniversary of the agreement, ePHONE recorded its equity investment in ePHONE Tech at $185,000. The remaining portion of the $880,000 (which consisted of $865,000 in cash and $15,000 in equipment) or $695,000 ePHONE incurred in connection with the termination of these executive officers is included in general and administrative expense for the year ended December 31, 2000.

Long-Term Incentive Plan

On May 5, 2000, the Board of Directors adopted the 2000 Long-Term Incentive Plan (the "Plan") and reserved 6,000,000 shares of common stock for issuance under the Plan. The stockholders of ePHONE approved the Plan at the Annual Meeting of ePHONE stockholders on August 23, 2000.

The purpose of the 2000 Long-Term Incentive Plan is to assist ePHONE in attracting, retaining and providing incentives to key individuals who serve ePHONE by offering them the opportunity to acquire or increase their proprietary interest in ePHONE and to promote the identification of their interests with those of the stockholders of ePHONE.

Eligibility; Shares Available for Grants and Awards. The Plan provides for grants and awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and incentive shares, referred to herein as the Awards, to officers, key employees, directors, persons hired to be employees of ePHONE and who the Board determines will be officers or key employees upon commencement of employment, and consultants or independent contractors to ePHONE who are determined to render key services. Incentive stock options may not be granted to persons who are not employees of ePHONE.

Administration. The Plan is administered by the Board, which currently is comprised of six directors. Subject to the terms of the Plan, the Board is authorized to determine eligibility, to make Awards, and to otherwise administer the Plan.

The Board may terminate the Plan at any time and may amend it in any respect, except that no amendment, alteration or termination of the Plan may be made by the Board without approval of (a) ePHONE's stockholders to the extent stockholder approval of an amendment is required to comply with the requirements of applicable laws or regulations; and (b) each affected participant if such amendment, alteration or termination would impair the rights of a participant under any prior Award. The Plan will terminate on May 5, 2010. The Plan will remain in effect after its termination for the purpose of administering outstanding Awards.

Limits on Aggregate Awards. The Plan limits the number of shares of Common Stock with respect to which any employee may receive Awards during the term of the Plan to 1,250,000 shares. Under current tax law requirements, to the extent that the aggregate fair market value of stock with respect to which incentive stock options granted under the Plan are exercisable for the first time by an employee during any calendar year exceeds $100,000 (determined at the time of the grant of the option), the option will not be treated as an incentive stock option for federal income tax purposes.

Stock Options. The Plan authorizes the grant of nonqualified stock options and incentive stock options. The exercise of an option permits the optionee to purchase shares of Common Stock at a specified exercise price per share. Options granted under the Plan are exercisable upon such terms and conditions, as the Board shall determine.

The exercise price per share and manner of payment for shares purchased pursuant to options are determined by the Board, subject to the terms of the Plan. The per share exercise price of incentive stock options granted under the Plan may not be less than the fair market value per share of the Common Stock at the time of the grant, except that incentive stock options granted to an employee who is a 10% stockholder (after applying certain stock ownership attribution rules) may not have an exercise price less than 110% of such fair market value.

The Plan provides that the term during which options granted may be exercised shall be determined by the Board, except that no option may be exercised after ten years (five years in the case of incentive stock options granted to an employee who is a 10% stockholder after applying certain stock ownership attribution rules) following its date of grant.

Stock Appreciation Rights. The Plan authorizes the Board to grant stock appreciation rights in connection with, and at the same time as, the grant of an option under the Plan or by amendment of an outstanding option granted under the Plan ("related rights"). Stock appreciation rights may also be granted independently of any option granted under the Plan ("nonrelated rights"). Subject to the terms of a particular grant, a stock appreciation right entitles the grantee upon exercise to elect to receive in cash, Common Stock or a combination thereof, the excess of the fair market value of a specified number of shares of Common Stock at the time of exercise over the fair market value of such number of shares of Common Stock at the date of grant, or, in the case of a related right, the exercise price provided in the related option. The period during which a right may be exercised is determined by the Board, but a right may not be exercised after ten years from the date of grant or, in the case of a related right, the expiration of the related option.

Restricted Stock. Restricted stock awards consist of shares of Common Stock, awarded without payment of cash consideration by the grantee unless otherwise specified in the agreement relating thereto, that are restricted against transfer, subject to forfeiture and subject to such other terms, conditions and restrictions, for such period or periods, as shall be determined by the Board. Such terms may provide, in the discretion of the Board, for the vesting of restricted stock awards to be contingent upon the achievement of one or more performance goals established by the Board and specified in the agreement. The performance goals may be based on earnings or earnings growth, sales, return on assets, equity or investment, regulatory compliance, satisfactory internal or external audits, improvement of financial ratings, achievement of balance sheet, income statement or other financial statement objectives, or any other objective goals established by the Board and specified in the agreement. The goals may be absolute in their terms or measured against or in relationship to other companies similarly or otherwise situated.

Restricted stock awarded under the Plan and the right to vote shares of such restricted stock and to receive dividends thereon may not be sold, assigned, transferred, exchanged, pledged, hypothecated or encumbered during the restriction period. With the exception of these restrictions upon transfer, the recipient of a restricted stock award has all other rights of a stockholder including, but not limited to, the right to receive dividends and the right to vote shares awarded.

Incentive Shares. Incentive shares awarded under the Plan are contingent awards of shares of Common Stock that may be issued subject to achievement of such performance goals (as described above with respect to restricted stock awards) or other goals and on such other terms and conditions as the Board deems appropriate and specifies in the agreement relating thereto. Unlike in the case of restricted stock, shares of Common Stock would not be issued immediately pursuant to incentive share awards, but instead would be issued upon the achievement or satisfaction of such performance goals or other goals or terms and conditions. Accordingly, a person who has received an award of incentive shares may not vote or receive dividends with respect to the shares of Common Stock subject to the award until such shares are issued upon the achievement or satisfaction of such performance goals or other goals or terms and conditions. The grantee would not have to pay any cash consideration to ePHONE upon the award of incentive shares or upon the issuance of the shares of Common Stock pursuant to the award.

Awards Under Plan

The Board of Directors granted a total of 4,276,000 options to purchase shares of Common Stock pursuant to the Plan during 2000. Options to purchase 1,247,307 shares of Common Stock were granted to Mr. Row Zadeh, the former President and Chief Executive Officer of ePHONE. Mr. Zadeh surrendered these options upon leaving the employment of ePHONE. Options to purchase 848,885 shares of Common Stock have been granted to other executive officers of ePHONE, and options to purchase 2,179,008 shares of Common Stock have been granted to other employees of ePHONE.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information with respect to the beneficial ownership of outstanding common shares as of December 31, 2000 by:

         o each stockholder known to be the beneficial owner of 5% or more of outstanding common shares;

         o        each of the executive officers and directors individually; and

         o        all of the executive officers and directors as a group.

In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or has the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

For purposes of calculating these beneficial ownership percentages for each person below, all special warrants, warrants and options held by such person, if applicable, are assumed to have been exercised and the shares of common stock issuable upon such exercise have been issued to such person. All special warrants, warrants and options held by the persons listed below are exercisable within 60 days after December 31, 2000.

                                          NUMBER OF COMMON
                                         SHARES BENEFICALLY           PERCENT OF
                                          OWNED OR DEEMED             BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED            OWNERSHIP

Robert G. Clarke                           1,066,668(1)                    5.77%
    1489 Marine Drive, Suite 616
    West Vancouver, B.C.
    Canada

Charlie Rodriguez                            250,000(2)                    1.41%
    1662 W. Petunia Place
    Tucson, Arizona 85737
    Director, Chief Financial Officer
    and Vice President--Corporate Affairs

Roy E. Olmsted                                  -0-                         -0-
    13 Plainsman Road
    Mississauga, Ontario L5N 1C4
    Chief Operating Officer

John Fraser                                  316,668(3)                    1.80%
    104 Elm Avenue
    Totonto, Ontario
    M4W 1P2
    Director

Fariborz Ghadar                                 -0-                         -0-
    555 Orlando Avenue
    State College, PA 16803
    Director Nominee

Anthony Balinger                                -0-                         -0-
    Suite 1803m CLI Building
    313-317 Hennessy Road
    Wanchai, Hong Kong
    Director

Walter Pickering                                -0-                         -0-
    8026 Modesto Drive
    Delta, British Columbia V4C 4B1
    Director

                                          NUMBER OF COMMON
                                         SHARES BENEFICALLY           PERCENT OF
                                          OWNED OR DEEMED             BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED            OWNERSHIP


Executive Officers and Directors             1,633,336                     8.59%
    as a group of seven (7)

Americana International Inc. (4)             2,550,000                    14.61%
    Hong Kong

Brouillette Charpentier                      2,925,000(5)                 14.35%
    1100 Rene Levesque Blvd.
    Suite 2500
    Montreal, QC H3B 5C9

Kinked Investments Limited                   4,407,000(5)                 20.16%
    625 Rene Levesque Blvd., Suite 205
    Montreal, Quebec H3B 1R2

J. P. Langlais                               2,500,000(6)                 13.55%
    4840 Acorn Street
    Suite 102, Montreal,
    P.Q. H4C 1L6
    Canada

GroomeCapital.com Inc.                       2,104,501(7)                 10.76%
    1 Place Ville Marie,
    Suite 2707
    Montreal, QC

Marc Herbert                                 1,500,001                     8.59%
    2 Avenue de New York
    Paris 75116
    France

MDL Investments                              2,386,600(5)                 12.03%
    999 de Maisonneuve West Suite 1775
    Montreal, QC,
    H3A 3L4

9084-8953 Quebec Inc.                        1,425,000(5)                  7.55%
    625 Rene Levesque Blvd., Suite 205
    Montreal, QC H3B 1R2

Casurina Limited Partnership                 1,447,876(5)                  7.66%
    c/o Frank Mersch
    200 King Street West
    Suite 2004
    Toronto, ON M5H 3T4


(1) Includes 33,334 shares of common stock, warrants to acquire 33,334 shares of common stock, and options to acquire 1,000,000 shares of common stock.

(2)      Consists of options to acquire shares of common stock.

(3) Includes 33,334 shares of common stock, warrants to acquire 33,334 shares of common stock, and options to acquire 250,000 shares of common stock.

(4)      Management  is advised  that the owner of 100% of the issued  shares of
         Americana International Inc. is Gary Kenneth Urwin, Chartered Accountant, of 27 Hamilton Parade, Pymble, Sydney, Australia. Mr. Urwin has no other relationship to ePHONE.

(5) Consists of shares of common stock to be received upon exercise of the special warrants; one-half constitutes shares of common stock that may be received upon exercise of purchase warrants to be received upon exercise of special warrants. The number of common shares included in this table have been adjusted to reflect the return at 12.5% of the original investment and the 10% penalty due to ePHONE not meeting certain conditions of the Special Warrant Agreements, which are described more fully in Note 9 to the financial statements.

(6) Includes 1,500,000 shares of common stock and options to acquire 1,000,000 shares of common stock.

(7) Includes 482,625 shares of common stock to be received upon exercise of special warrants, 482,625 shares of common stock that may be received upon exercise of purchase warrants to be received upon exercise of special warrants, 889,251 shares of common stock that may be received upon exercise of broker warrants, and 250,000 shares of common stock that may be received upon exercise of broker options.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Founding Shares

On May 8, 1996, immediately following incorporation, ePHONE issued 1,000,000 common shares for services rendered for a deemed price of $0.001 per share for a total of $1,000. Of these, 975,000 shares were issued to Ira Schwartz, the sole director and officer at that time.

Charlie Yang

By an agreement, dated July 8, 1999 and referred to herein as the July agreement, which is now in dispute, ePHONE engaged Charles Yang to provide his services on a full-time basis as President and Chief Operating Officer for a basic term of 4 years. The July agreement provides for the payment to Mr. Yang of a fee of $7,500 per month initially, escalating to $17,500 per month for the period April 1 - June 30, 2000. For the second, third and fourth years of Mr. Yang's engagement, his compensation would be reviewed but would have increased by a minimum of not less than 15% over the amount paid to him in the preceding year.

The Agreement also provided for Mr. Yang to be granted options and, pursuant thereto, Mr. Yang was granted options to purchase 500,000 common shares of ePHONE exercisable at $0.50 per share, during the term of his tenure. The options vesting on the following schedule:

         o        100,000 shares on execution of the July agreement

         o        200,000 shares on October 1, 1999

         o        200,000 shares on January 1, 2000

In the July agreement, ePHONE also agreed to acquire from Mr. Yang 100% of the issued shares of a company owned by him, General-Tel Inc., in exchange for 1,500,000 shares of common stock. The July Agreement provides that ePHONE must, within 6 months of the closing of the acquisition of General-Tel, raise funding of not less than $1,100,000. If such financing is not raised within the said deadline, Mr. Yang will be entitled to cancel the negotiations or the acquisition agreement and have 100% of the shares of General-Tel transferred back to him. In consideration, he must return 1,350,000 shares of common stock. As part of the dispute with Mr. Yang, ePHONE will not purchase the shares of General-Tel.

ePHONE has agreed to issue Mr. Yang 2,000,000 shares of common stock. ePHONE's Canadian lawyers will hold the certificates for the shares of common stock in escrow, and 25% of such shares - i.e. 500,000 shares - will be released to Mr. Yang upon achieving the performance thresholds of up to $50,000,000 in sales.

The July agreement required that Mr. Yang bring the benefit of all negotiations and technical knowledge initiated or held by him to sell hardware or services with respect to a technology referred to as Wireless Local Loop, referred to herein as WLL. ePHONE had agreed to issue Mr. Yang 1,000,000 voting common shares if he succeeded in developing an agreement for the sale of WLL to one or more purchasers - such shares to be issued on the following schedule:

         o 300,000 shares upon completion of negotiation and signing of Memorandum of Understanding with the purchaser of WLL;

         o 300,000 shares upon completion of signing of a formal contract for the sale of WLL;

         o 400,000 shares upon receipt from the sale of WLL of payments and revenues of not less than $500,000.

Further, Mr. Yang would have received 10% of the gross profits ePHONE earned from the sales of WLL.

Pursuant to the terms of the July agreement, Mr. Yang was also to receive royalties from the sale of products or services on the following basis:

         o from sales of equipment or services in China, Vietnam or Taiwan, provided the gross profit margin is not less than 20% from such sales, Mr. Yang will be paid 5% of the gross profits from such business; and

         o for countries other than China, Vietnam or Taiwan where ePHONE would pay sales commissions to representatives or agents in such other country, Mr. Yang would have been paid monies equal to 1% of the amount of the gross sales revenues from such countries; where sales to China, Vietnam or Taiwan produce gross profits of less than 20% then Mr. Yang would have, in lieu of the aforesaid 5%, receive commissions equal to 1% of the gross sales revenues from such countries.

A breakdown in the relationship between Mr. Yang and ePHONE developed in early 2000 and he ceased providing any services to ePHONE on January 31, 2000. Mr. Yang was formally terminated on March 9, 2000. Mr. Yang is claiming that he is entitled to 1,500,000 common shares and 500,000 options to purchase common stock at $0.50 per share. During 1999, ePHONE accrued a liability totaling $300,000 in connection with a settlement offer made to Mr. Yang to resolve this matter. To date Mr. Yang has not accepted or rejected this settlement offer and the claim is scheduled for arbitration in California during June 2001. Based on review of the facts and circumstances, management has provided for what is believed to be a reasonable estimate at exposure to loss associated with this claim. While acknowledging the uncertainties of arbitration, management believes that this matter will be resolved without material effect to ePHONE `s financial position or results of operations.

Other Transactions

For the years ended 2000 and 1999, ePHONE paid $68,000 and $48,000, respectively, for management services provided by a company in which Chief Executive Officer Robert Clarke has a controlling interest. During 2000, $56,000 of sales was made to a company in which Mr. Clarke has an interest.

During 1999 ePHONE was advanced approximately $62,000, on an interest free basis, by Mr. Clarke, as we needed funds. No formal loan documentation was executed in connection with these advances of funds, Mr. Clarke was not granted any security interest in any of the assets and no date was fixed for the repayment of these advances. These amounts were fully repaid to Mr. Clarke prior to December 31, 1999.

Item 13.      EXHIBITS AND REPORTS ON FORM 8K. (Paul Freshour to Complete)

Number      Description
-------     -----------

3.1      -- Articles of Incorporation (1)

3.2      -- Amendment to Articles of Incorporation (1)

3.3      -- Bylaws (1)

3.4      -- Amended and Restated Articles of Incorporation (2)

10.1     -- Engagement Agreement dated July 8,1999 of Charles Yang (1)

10.2     -- Separation  Agreement  and General  Release by and between Row J.
            Zadeh and ePHONE Telecom, Inc., dated December 1, 2000 (6)

10.3     -- Separation  Agreement  and General  Release by and  between  Bahram
            Ossivand and ePHONE Telecom, Inc., dated December 1, 2000 (6)

10.4     -- Support and  Development  Agreement by and between  ePHONE  Telecom,
            Inc. and ePHONE Technologies, Inc., dated December 1, 2000 (6)

10.5     -- Specimen of form of Option Incentive Agreement (1)

10.6     -- Agreement in Principle  dated  October 22, 1999 with Saigon Post and
            Telecommunications Corp. (2)

10.7     -- Agency  Agreement  dated as of March 16,  2000  between  ePHONE  and
            Groome Capital.com, Inc. (3)

10.8     -- Strategic  Alliance  Agreement  dated as of March 31, 2000  between
            ePHONE and Comdial Corporation (4)

10.9     -- License  Agreement dated as of March 31, 2000 between ePHONE,  Array
            Telecom Corp. and Comdial Corporation (4)

10.10    -- ePHONE Telecom, Inc. 2000 Long-Term Incentive Plan (5)

10.11    -- Strategic  Alliance  Agreement  between ePHONE and  7BridgesSystems,
            Inc. dated as of July 7, 2000. (5)

10.12    -- ePHONE and Telemax  Partnership for Prepaid Calling Card Products in
            Europe (5)

10.10    -- Sales Partner Agent Agreement with MA&C Europe,  NV dated August 17,
            2000 (5)

23       -- Consent of Grant Thornton, LLP. (filed herewith)

24       -- Powers of Attorney (filed herewith)

(1) Previously filed as an exhibit to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on October 15, 1999

(2) Previously filed as an exhibit to Amendment No. 2 to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on January 5, 2000.

(3) Previously filed as an exhibit to Amendment No. 5 to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on June 5, 2000.

(4) Previously filed as an exhibit to ePHONE's Form 8-K, filed with the Securities and Exchange Commission on April 17, 2000.

(5) Previously filed as an exhibit to ePHONE's Form SB-2 filed with the Securities and Exchange Commission

(6) Previously filed as an exhibit in ePHONE's Form 8-K filed with the Securities and Exchange Commission on December 8, 2000

REPORTS ON FORM 8K.

On December 8, 2000, ePHONE filed with the Commission a current report on 8-K related to the resignations of Row Zadeh and Bahram Ossivand.

On December 13, 2000, ePHONE filed with the Comission a current report on form 8-K announcing an increase in the size of the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePHONE Telecom, Inc.
(Registrant)


By /s/ Robert G. Clarke
------------------------------------------------
(Robert G. Clarke, CEO)

Date: March 6, 2001
------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert G. Clarke
------------------------------------------------
(Robert G. Clarke, CEO, Director) (Principal Executive Officer)

Date: March 6, 2001
------------------------------------------------



By /s/ Charlie Rodriguez
------------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)

Date: March 6, 2001
------------------------------------------------



By /s/ John Fraser*
------------------------------------------------
(John Fraser, Director)

Date: March 6, 2001
------------------------------------------------



By /s/
------------------------------------------------
(Fariborz Ghadar, Director)

Date:
------------------------------------------------



By /s/
------------------------------------------------
(Walter Pickering, Director)

Date:
------------------------------------------------

By /s/ Anthony Balinger*
------------------------------------------------
(Anthony Balinger, Director)

Date: March 6, 2001
------------------------------------------------



*By: Charlie Rodriguez
     ------------------------
     Attorney-in-Fact

                    Supplemental information to be furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

As of March 6, 2001, no annual report or proxy material has been sent to security holders.

Proxy material is to be furnished to security holders subsequent to the filing of this annual report for a shareholders meeting to be held no later than May 31, 2001. ePHONE intends to furnish copies of such material to the Commission when it is sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Independent Auditor's Report on the Financial Statements              F-2

Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Cash Flows                                              F-5

Statements of Stockholders' Equity and Comprehensive Income           F-5

Notes to the Financial Statements                                 F-7 - F-16

              Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of ePHONE Telecom, Inc.

We have audited the accompanying balance sheets of ePHONE Telecom, Inc. (a development stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended and for the period from April 6, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePHONE Telecom, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from April 6, 1998 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred losses since its inception including a net loss of $13,701,100 during the year ended December 31, 2000. The Company has an accumulated deficit of $15,319,698 at December 31, 2000. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton, LLP

Vienna, Virginia
February 1, 2001
                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                                 Balance Sheets



                                                                                          December 31,
                                                                                       2000           1999
                                                                                   -----------    -----------

Current Assets:
     Cash and cash equivalents .................................................   $ 1,525,978   $    82,747
     Investment in marketable securities .......................................     2,170,908           --
     Restricted cash ...........................................................       579,435           --
     Advances ..................................................................            --       269,200
     Accounts receivable .......................................................        39,200           --
     Inventory .................................................................       553,218           --
     Other receivables .........................................................        18,893           --
                                                                                   -----------    -----------
          Total Current Assets .................................................     4,887,632       351,947

Property and Equipment, net ....................................................       999,902       125,474

Array Telecom Lease, net                                                             1,663,942           --

Investment in ePHONE Technologies, Inc.                                                185,000           --

Other Assets ...................................................................       102,543           --
                                                                                   -----------    -----------
Total Assets ...................................................................   $ 7,839,019    $   477,421
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity:

Current Liabilities:
     Accounts payable ..........................................................   $   309,258    $   282,899
     Accrued liabilities .......................................................     1,169,244        332,000
     Due to related parties ....................................................          --           91,995
     Customer advances .........................................................        25,853          --
                                                                                   -----------    -----------
          Total Current Liabilities ............................................     1,504,355        706,894
                                                                                   -----------    -----------

Deferred royalty obligation                                                            410,000          --

Stockholders' Equity:
     Common  stock, par  value $0.001
     Authorized: 150,000,000 at December 31, 2000
          increased from 50,000,000 at
          December 31, 1999
     Issued and Outstanding: 17,453,848 at
          December 31, 2000 and 13,170,667
          at December 31, 1999  ................................................        17,454         13,171
     Additional paid in capital ................................................    21,204,687      1,375,954
     Accumulated other comprehensive income ....................................        22,221            --
     Deficit accumulated during the development stage ..........................   (15,319,698)    (1,618,598)
                                                                                   -----------    -----------
          Total Stockholders' Equity (Deficit)..................................     5,924,664       (229,473)

                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity .....................................   $ 7,839,019    $   477,421
                                                                                   ===========    ===========






See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Operations


                                            Years Ended           April 6,1998
                                            December 31,         (inception) to
                                         2000         1999     December 31, 2000
                                      ----------    --------   -----------------
Net revenues .....................  $    589,823    $       --      $    589,823


Operating expenses

   Cost of revenues ..............       411,550            --           411,550

   Sales and marketing ...........     1,852,970         218,888       2,072,848

   General and administrative.....     4,786,660         969,341       5,774,255

   General and administrative -
      non-cash compensation            7,433,445         403,125       7,836,570
                                    ------------    ------------    ------------

Total operating expenses              14,484,625       1,591,354      16,095,223
                                   -------------   -------------   -------------
Loss from operations..............  (13,894,802)     (1,591,354)    (15,505,400)

Interest and other (income), net       (193,702)           --          (193,702)
                                   -------------   -------------   -------------

Net Loss ......................... $(13,701,100)   $ (1,591,354)   $(15,311,698)
                                   =============   =============   =============
Loss per share -(basic and diluted)$       (.94)   $       (.14)
                                   =============   =============
Weighted average number of common
shares outstanding................   14,573,105      11,027,473
                                   =============   =============

See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows





                                                                                             April 6, 1998
                                                                        Years Ended         (Inception) to
                                                                         December 31,      December 31, 2000
                                                                -------------------------  -----------------
                                                                    2000           1999
                                                                    ----           ----
Cash Flows from Operating Activities:


Net loss ....................................................  $(13,701,100) $(1,591,354)   $ (15,311,698)
Adjustments to reconcile net loss to net cash flows from
operating activities:

     Depreciation and Amortization...........................       665,195       31,530          697,267
     Stock issued for services rendered .....................     4,569,279           --        4,570,279
     Stock option benefits charged to operations ............     2,864,166      402,125        3,266,291
     Deferred royalty expense                                       410,000           --          410,000
     Changes in operating assets and liabilities:
        Accounts receivable and other receivables                   (58,093)           --         (58,093)
        Inventory................................                  (553,218)           --        (553,218)
        Other assets.................                               166,657     (269,200)        (102,543)
        Accounts payable ........................                    26,360      271,826          309,259
        Accrued liabilities .....................                   837,244      332,000        1,169,244
        Due to related parties .....................                (91,995)      79,949               --
        Customer deposits........................                    25,853            --          25,853
                                                                -----------    -----------    -----------
Net cash flows used in operating activities .................    (4,839,652)    (743,124)      (5,582,776)
                                                                ===========    ===========    ===========

Cash flow from investing activities:

     Purchase of fixed assets ...............................      (999,977)     (152,129)     (1,157,523)
     Purchase of Array telecom license ......................    (2,218,589)          --       (2,218,589)
     Purchase of investments.................................    (2,798,687)          --       (2,798,687)
     Redemption of marketable securities                            650,000           --          650,000
     Deposit to restricted cash, net......................         (579,435)          --         (579,435)
     Investment in ePHONE Technologies, Inc...........             (170,000)          --         (170,000)
                                                                -----------    -----------    -----------
Net cash flows used in investing activities .................    (6,116,688)     (152,129)     (6,268,817)
                                                                ===========    ===========    ===========
Cash flow from financing activities:

     Proceeds from issuance of common stock .................       250,000      978,000        1,228,000
     Proceeds from issuance of special warrants, net ........    12,149,571           --       12,149,571)
                                                                -----------    -----------    -----------
Net cash flows provided by financing activities .............    12,399,571       978,000      13,377,571
                                                                ===========    ===========    ===========

Net increase in cash and cash ...............................     1,443,231        82,747       1,525,978
     equivalents

Cash and cash equivalents, beginning of period ..............        82,747           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $ 1,525,978    $   82,747     $ 1,525,978
                                                                ===========    ===========    ===========



See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

           Statements of Stockholders' Equity and Comprehensive Income

                                                                           Deficit
                                                        Accumulated      Accumulated
                                 Common Shares           Additional         Other           During
                                                          Paid-In       Comprehensive     Development
                             Shares        Amount         Capital          Income           Stage          Total
                           ----------   -----------     -----------     -------------    ------------   -------------

April 6, 1998 (inception)

Common Stock Issued
   for Services             1,000,000      $  1,000      $     --         $     --        $      --       $    1,000

Net loss                                                                                     (19,244)        (19,244)
                            ---------    -----------      -----------      --------       ------------    ------------
Balance,
   December 31, 1998        1,000,000      $  1,000      $     --         $     --        $  (19,244)     $  (18,244)

Common stock
   issued for cash          3,000,000         3,000          97,000                                          100,000

Stock dividend              8,000,000         8,000                                           (8,000)              0

Stock options
  issued in exchange
  for services                                              402,125                                          402,125

Common stock issued        1,170,667         1,171          876,829                                          878,000
   for cash

Net loss                                                                                  (1,591,354)     (1,591,354)
                           ----------   -----------     -----------     --------------    ------------   -------------
Balance,
   December 31, 1999       13,170,667   $    13,171     $ 1,375,954       $   --         $(1,618,598)    $  (229,473)

Common stock issued
   for cash                    179,333          179         134,321                                          134,500

Exercise of stock
   purchase warrants            92,400           92         115,408                                          115,500

Sale of
   special warrants
   for cash, net                                         12,149,571                                       12,149,571

Stock and warrants issued
   in exchange for
   services                 4,011,448         4,012       4,565,267                                        4,569,279

Employee stock options                                    2,864,166                                        2,864,166

Net loss                                                                                  (13,701,100)   (13,701,100)

Change in unrealized gain                                                    22,221                           22,221
                                                                                                        ------------
Total comprehensive
  loss                                                                                                   (13,678,879)
                          -----------    ------------   -----------        --------       ------------  ------------
Balance,
   December 31, 2000      17,453,848       $ 17,454     $21,204,687        $ 22,221      $(15,319,698)  $  5,924,664
                          ===========    ============   ===========        ========       ===========   ============


See accompanying notes to financial statements.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ePHONE Telecom, Inc. was incorporated in 1996 under the laws of the State of Florida, and is traded on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "EPHO".

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

BASIS OF PRESENTATION

The Company is a development stage company as defined in Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and, since its incorporation, has engaged in organizational activities and in the development of its VoIP technology.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about amounts that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOW INFORMATION

For the years ended December 31, 2000 and 1999, the Company paid no income taxes or interest.

INVENTORY

Inventory consists primarily of component parts held for resale and is stated at the lower of cost, utilizing the weighted average method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, generally 5 to 7 years. Routine repairs and maintenance are expensed as incurred.

INVESTMENT IN EPHONE TECHNOLOGIES, INC.

The Company's investment in 20% of the outstanding common stock of ePHONE Technologies, Inc. (ePHONE Tech) is accounted for using the cost method. The Company does not exercise significant influence over ePHONE Tech's operating or financial activities.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying the amount of the assets exceeds the fair value of the assets. To date, management believes no impairment of any assets has occurred with the exception of the Company's investment in ePHONE Technologies, Inc. as described in Note 7.

REVENUE RECOGNITION

Product sales are recognized upon shipment. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered by the warranty of the original equipment manufacturer. The Company also generates revenues from product licenses and services. Product license revenues are generally recognized upon product shipment provided that no significant post-delivery obligations exist and payment is due within one year. Advance payments of product licenses and services are reported as unearned revenue until all conditions for revenue recognition are met.

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price.

The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured.

INCOME TAXES

Deferred income taxes result primarily from temporary differences between financial and income tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce the deferred tax asset to that portion that is expected to more than likely than not be realized.

NET LOSS PER SHARE

The Company reports basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the years ended December 31, 2000 and 1999, options and warrants to purchase 9,654,377 and 4,490,667 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value and gains or losses depends on the intended use of the derivative and its resulting designation. The statement was originally effective for fiscal years beginning after June 15, 1999. In July 1999, FASB delayed implementation of this standard for one year, to June 30, 2000. The Company will adopt SFAS 133 in the first quarter of 2001. The Company believes that the implementation of SFAS 133 will have no effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB expresses the SEC's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's application of the SAB did not have a material impact on its financial statements, however, certain SEC staff interpretations of the SAB have not been published and may have an effect on the applicability of the SAB in relation to the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The Company adopted FIN 44 during the quarter ended September 30, 2000. The adoption of the Interpretation did not have a significant impact on the Company's results of operations or its financial position.
RECLASSIFICATIONS

Certain 1999 balances and disclosures have been reclassified to conform to the 2000 presentation

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company has incurred losses since its inception and has an accumulated deficit of $15,319,698 at December 31, 2000.

The Company's continuation as a going concern is dependent upon its ability to raise additional financing to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital and to obtain the necessary funds for planned acquisitions and strategic partnerships.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

For the years ended 2000 and 1999, the Company incurred $140,000 and $383,000, respectively, for management services provided by companies in which certain directors have a controlling interest.

For the years ended 2000 and 1999, the Company paid consulting fees of $0 and $117,000, respectively, to certain directors of the Company.

For the year ended 2000, $56,000 of sales was to a Company in which certain of the Company's directors have a controlling interest.

NOTE 4 - MARKETABLE INVESTMENTS

At December 31, 2000, the Company's available-for -sale investments consisted of debt instruments issued by federal and state government agencies. Contractual maturities of available-for-sale debt securities at December 31, 2000 were as follows:

                                                Market    Unrealized
                                   Cost         Value    Gain (Loss)
                                ----------   ----------   ---------
Mature within one year          $1,557,131   $1,588,929   $ 31,798
Mature in one to five years        591,556      581,979     (9,577)
                                ----------   ----------   ---------
Total available-
for-sale securities             $2,148,687   $2,170,908   $ 22,221
                                ==========   ==========   =========

During the year ended December 31, 2000, the Company redeemed $650,000 of available-for-sale debt securities.


NOTE 5 - PROPERTY AND EQUIPMENT

At December 31, 2000 and 1999, property and equipment consisted of the following:

                               December 31,  December 31,
                                    2000         1999
                                 ---------    ---------

Computer equipment ...........   $119,739    $   19,820
Furniture and fixtures .......    535,143           --
Telecommunications equipment .    106,863       137,726
Other equipment                   380,777           --
                                 ---------    ---------

                                1,142,522       157,546
Less: accumulated depreciation   (142,620)      (32,072)
                                 ---------    ---------

Property and equipment, net...  $ 999,902    $  125,474
                                 =========    =========


NOTE 6 - ARRAY TELECOM LICENSE

On March 31, 2000, the Company entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, the Company made an initial payment to Comdial of $2,650,000. As part of the Agreement, the Company received the fixed assets of Array Telecom, with a book value of approximately $431,000 and assumed the lease of Array Telecom's Herndon, Virginia facility. The License grants the Company an exclusive license for all Voice over Internet Protocol
(VoIP) technology that has been developed by Array Telecom for a period of five years. The difference between the amount paid to Comdial and the amount recorded as fixed assets totaled $2,219,000, and represents the value of the licensed technology and is recorded as an intangible asset. Periodically, management evaluates the estimated useful life of this intangible asset and considers planned enhancements and modifications, technological obsolescence and other factors. During December 2000, Management determined that the estimated useful life of the licensed technology was not 5 years and shortened the useful life to 3 years. This resulted in an increase in amortization expense of $224,000 for the year ended December 31, 2000. Accumulated amortization totaled $555,000 at December 31, 2000.

The License Agreement requires the Company to pay an additional $2,180,000 for the VoIP technology over 5 years with minimum payments of $180,000 due in the first year and $500,000 in each of the next four years. Additional royalty payments will be payable to the extent that 2% of gross sales as defined in the Agreement exceed minimum payments for the VoIP technology. In connection with shortening the useful life of the licensed technology, the Company recorded additional royalty fees of $410,000 as a long-term liability at December 31, 2000. As part of the arrangement, the Company also agreed to pay an additional amount of $350,000 to employees of Array Telecom as compensation for benefits forfeited by them as a result of the creation of the Strategic Alliance. This amount is included as general and administrative expenses in the statement of operations for the year ended December 31, 2000.

The following is a schedule of future minimum payments:

                                        Facility     Royalty
                                         Lease      Payments      Total
       Year Ending December 31,        ---------    ----------  ---------
                  2001                   173,790     420,000     593,790
                  2002                   179,004     500,000     679,004
                  2003                   184,374     500,000     684,374
                  2004                    62,061     500,000     562,061
                  2005                     --        125,000     125,000
                                       ---------    ---------    --------
       Total future minimum
         payments                      $ 599,229    2,045,000   2,644,229
                                       =========    =========   =========


NOTE 7 - TRANSACTIONS WITH AND INVESTMENT IN EPHONE TECHNOLOGIES, INC.

On December 1, 2000, in connection with the termination of certain executive officers of the Company, the Company entered into a Support and Development Agreement with ePHONE Technologies, Inc (ePHONE Tech), a company formed by the terminated executive officers in December 2000. ePHONE Tech will, under this Agreement, provide the Company with internet telephony technology support and development services at an hourly rate plus reimbursements for certain support services, as defined in the agreement. The term of the agreement is one year and may be renewed for consecutive one-year terms. No services were provided to the Company during the year ended December 31, 2000 under this agreement.

As provided for in the agreement, the Company purchased a 20% equity interest in ePHONE Tech. Since the agreement contained a provision allowing ePHONE Tech to repurchase the Company's equity interest for $185,000 at any time prior to the third Anniversary (PE) of the agreement, the Company recorded its equity investment (PE) in ePHONE Tech at $185,000. The remaining portion of the $880,000 (which consisted of $865,000 (PE) in cash and $15,000 in equipment) or $695,000, the Company incurred (PE) in connection with the termination of these executive officers is included in general and administrative expense for the year ended December 31, 2000.

NOTE 8 - ACCRUED LIABILITIES

Accrued expenses consist of the following:
                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000            1999
                                                     ----------       --------

Accrued vacation             ...................... $    15,412       $     --
Redeemable special warrants........................     579,435             --
Accrued legal fees                                      212,000             --
Other..............................................     362,397        332,000
                                                     ----------       --------
                                                    $ 1,169,244       $332,000
                                                     ==========       ========

Certain special warrant holders have the right to redeem a portion of their original investment, as described in Note 9. Management believes that these special warrant holders will exercise this right and has accounted for this amount as an accrued liability.

The Company is involved in arbitration, resulting from the termination of its former President and Chief Operating Officer, Mr. Charles Yang. A breakdown in the relationship between Mr. Yang and the Company developed in early 2000 and he ceased providing any services to the Company on January 31, 2000. Mr. Yang was formally terminated on March 9, 2000. Mr. Yang is claiming that he is entitled to 1,500,000 common shares and 500,000 options to purchase common stock at $0.50 per share. During 1999, the Company accrued a liability totaling $300,000 in connection with a settlement offer made to Mr. Yang to resolve this matter. To date Mr. Yang has not accepted or rejected this settlement offer and the claim is scheduled for arbitration in California during June 2001. Based on review of the facts and circumstances, management has provided for what is believed to be a reasonable estimate at exposure to loss associated with this claim. While acknowledging the uncertainties of arbitration, management believes that this matter will be resolved without material effect to the Company's financial position or results of operations.

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

Beginning in November 1999 and ending in February 2000, the Company sold a total of 1,350,000 "units" for $0.75 a unit to investors outside the United States pursuant to Regulation S under the Securities Act. Each "unit" consisted of one share of our common stock and one warrant to purchase an additional share of common stock at $1.25. These investors currently hold 1,350,000 shares of common stock and are entitled to receive up to 1,350,000 shares of common stock upon exercise of the warrants. During the year ended December 31, 2000, investors exercised warrants for the purchase of 92,400 shares of the Company's common stock. The Company received $134,500 and $878,000 for the sale of the units during 2000 and 1999, respectively, and $115,500 for the exercise of the warrants in 2000.

During May 2000, the Company issued 345,000 shares of stock to a consultant as further described under non-employee stock compensation.

On July 12, 2000, the Company's Board of Directors voted to rescind a performance share plan previously adopted in 1999 pursuant to which up to 15,000,000 shares of Company common stock would have been issued for no additional consideration if ePHONE were to meet certain performance objectives by the end of fiscal year 2002. The performance share plan was rescinded because of changes in the Company's business plan since the adoption of the performance share plan. Concurrently with rescinding the performance share plan, the Board of Directors agreed to grant for no additional consideration a total of 3,666,448 shares of Company common stock in consideration to four individuals who are former executive officers of, or consultants to, ePHONE who would have been eligible to receive shares of common stock under the performance share plan. The stockholders of ePHONE approved the issuance of these shares and an amendment to its Articles of Incorporation, increasing the number of authorized shares of common stock from 50,000,000 to 150,000,000 at the Annual Meeting of Stockholders on August 23, 2000. The shares of common stock were granted in consideration for services rendered to the Company during the period from the fourth quarter of 1998 through the first quarter of 2000. The Company recorded a $3,700,000 charge related to the granting of these shares of common stock.

SPECIAL WARRANTS

In early 2000 the Company sold a total of 13,780,837 special warrants to investors outside of the United States pursuant to Regulation S under the Securities Act of 1933, as amended (referred to herein as the Securities Act). Each special warrant was purchased for $1.10, and each special warrant when exercised entitles the holder to one share of common stock for no additional consideration and one purchase warrant to purchase an additional share of common stock for $1.60. Holders of special warrants were originally entitled to receive up to 13,780,837 shares of common stock in the aggregate upon exercise of the special warrants and up to an additional 13,780,837 shares of common stock in the aggregate upon exercise of the purchase warrants. The purchase warrants expire on March 31, 2002.

In connection with the sale of special warrants described above, the Company granted GroomeCapital.com, Inc., which served as its agent in the sale of the special warrants, warrants to purchase 889,251 shares of common stock at $1.10 per share and 250,000 options to purchase shares of common stock at $0.60 per share. The warrants and options expire on March 31, 2002.

The special warrant agreements contain certain penalties to the Company in the event that the Company does not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. The Company failed to meet these deadlines, and consequently; each special warrant holder is entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they are holding by the same percentage ("Redemption Right"). In addition, each special warrant holder has the right to receive an additional 10% of their original investment in shares of common stock of the Company upon the exercise of the special warrants. As of December 31, 2000, certain special warrant holders exercised their Redemption Rights, with the Company returning $1,315,430 to these investors. Management believes that the remaining special warrant holders will exercise their Redemption Right and that the Company will have to return an additional $579,435, which is accounted for as restricted cash at December 31, 2000. Accordingly, the Company has recorded this amount as an accrued liability in the accompanying balance sheet at December 31, 2000.

Should the special warrant holders all exercise their Redemption Rights, which management believes will be the case, the Company will return to these investors a total of $1,894,865. Upon exercise of the special warrants, taking into consideration the exercise of Redemption Rights by all the investors, and the issuance of additional shares of Company common stock equal to 10% of the special warrant holders initial investment, the Company will issue a total of 13,436,316 shares of common stock and stock purchase warrants for the purchase of up to 13,436,316 shares of Company common stock for $1.60 per share to these investors. Proceeds from the Special Warrant offering totaled $12,149,571 net of $1,114,485 in offering costs and $1,894,865 returned and to be returned to shareholders upon the exercise of their Redemption Right.

NON-EMPLOYEE STOCK COMPENSATION ISSUED IN EXHANGE FOR SERVICES RECEIVED

In addition to warrants to purchase shares of the Company's common stock to GroomeCapital.com as described under Special Warrants, the Company granted stock options and warrants to purchase common stock as detailed below.

During 1999, the Company granted 1,250,000 options to purchase common stock at $.50 per share to consultants. The company recorded $402,125 in expense, which was equal to the fair value of the options at the date of grant.

As partial consideration for services rendered under a consulting agreement entered into on May 24, 2000, for a detailed analysis of Internet Protocol development and market opportunities in various major countries, the Company granted Sobois-Livert Investment Corporation warrants to purchase 250,000 shares of common stock at $0.60 per share and, as agreed to, upon completion of the consulting engagement and delivery of certain reports, additional warrants to purchase 488,833 shares of common stock at $1.10 per share. Both sets of warrants expire on May 24, 2002. The fair value of these warrants totaled $299,000 and has been recorded by the Company as non-cash compensation during the year ended December 31, 2000.

On May 9, 2000, the Company granted 345,000 shares of common stock to Cornwall Management Ltd. as partial consideration for services rendered under a consulting agreement. The fair value of the shares totaled $604,000 and was recorded as a non-cash compensation expense for the year ended December 31, 2000.

The following table summarizes information for non-employee stock options and stock purchase warrants granted for services, and in connection with private placements done by the Company:



                                 FISCAL 2000                 FISCAL 1999
                          -------------------------   -------------------------
                                        WEIGHTED                    WEIGHTED
                           NUMBER     AVERAGE PRICE    NUMBER     AVERAGE PRICE
                          OF SHARES     PER SHARE     OF SHARES     PER SHARE
                          ---------   -------------   ---------   -------------

Beginning balance.......  2,420,667       $0.86              --          --
Granted.................  2,057,417       $0.99       2,420,667       $0.86
Exercised...............    (92,400)      $1.25              --          --
Cancelled...............         --                          --          --
                          ---------       -----       ---------       -----
Ending balance..........  4,385,684       $0.91       2,240,667       $0.86
                          =========       =====       =========       =====

EMPLOYEE STOCK COMPENSATION

During 1999, the Company granted 2,250,000 options to purchase common stock at $.50 per share to certain directors and officers of the Company.

On May 5, 2000, the Board of Directors adopted the 2000 Long-Term Incentive Plan (the "Plan") and reserved 6,000,000 shares of common stock for issuance under the Plan. The Plan provides for grants and awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and incentive shares to officers, key employees, directors, persons hired to be employees of the Company, and who the Board determines will be officers or key employees upon commencement of employment, and consultants or independent contractors of the Company who are determined to render key services. The Board will determine the exercise price per share of the Common Stock purchasable under a stock option and the options will have various vesting schedules ranging from immediate vesting to vesting on specified dates and over various periods of time. In general, options granted under this plan will expire in ten years from the date of grant.

During 2000, the Company granted 1,500,000 stock options to two officers of the Company, which vested on the grant date with the exercise price less than the market price at grant date. In accordance with APB 25, the Company recorded compensation expense totaling $2,865,000. These two officers terminated employment with the Company in December 2000 and a total of 6,747,307 in accumulated stock option awards were canceled as provided for in the officers' Separation Agreements.

In connection with the termination of these two officers, all other outstanding unvested stock options became immediately vested pursuant to a provision in the Plan.

The following table summarizes information on the Company's stock options:



                                  FISCAL 2000                 FISCAL 1999
                           -------------------------   -------------------------
                                         WEIGHTED                    WEIGHTED
                            NUMBER     AVERAGE PRICE    NUMBER     AVERAGE PRICE
                           OF SHARES     PER SHARE     OF SHARES     PER SHARE
                           ---------   -------------   ---------   -------------

Beginning balance........  2,250,000       $0.50              --          --
Granted..................  9,776,000       $0.70       2,250,000       $0.50
Exercised................         --          --              --          --
Cancelled................ (6,757,307)      $0.56              --          --
                           ---------       -----       ---------       -----
Ending balance...........  5,268,693       $0.81       2,250,000       $0.50
                           =========       =====       =========       =====

The following table summarizes information about stock options issued to employees, outstanding at December 31, 2000:



                  OPTIONS OUTSTANDING
             ------------------------------                           OPTIONS EXERCISABLE
 RANGE OF                  WEIGHTED-AVERAGE                      ------------------------------
 EXERCISE      NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
  PRICES     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
-----------  -----------   ----------------   ----------------   -----------   ----------------

$0.50-$1.09   5,172,693         9 years            $0.80          5,172,693         $0.80
$1.19-$1.59      96,000        10 years            $1.41             96,000         $1.41
              ---------        --------            -----          ---------         -----
              5,268,693         9 years            $0.81          5,268,963         $0.81
              =========        ========            =====          =========         =====

Had compensation expense for the Company's plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common and common equivalent shares outstanding would have been the pro forma amounts indicated below:



                                                YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                                 2000              1999
                                             ------------      ------------

Net loss -- as reported....................  $(13,701,100)      $(1,591,354)
Net loss -- pro forma......................  $(16,649,035)      $(2,315,179)
Net loss per share -- as reported..........  $      (0.94)     $      (0.14)
Net loss per share -- pro forma............  $      (1.14)     $      (0.21)

The weighted-average fair values of each option at the date of grant for 2000 and 1999 was $1.04 and $0.32, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2000 and 1999: dividend yield of 0%; expected volatility of 150% in 2000 and 98% in 1999; risk-free interest rate of 5.00% in 2000 and 5.64% in 1999; and expected lives of 3 years.


NOTE 10 - INCOME TAXES

No provision for US federal or state income taxes have been recorded in any period, as the Company has incurred operating losses since its inception.

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:


                                                YEAR ENDED DECEMBER 31,
                                              -------------------------
                                                  2000           1999
                                              ------------   ----------

Net operating loss carryforwards............  $ 3,647,000    $ 464,000
Excess of book over tax Array Telecom
   license amortization.....................      171,000           --
Non-cash compensation.......................      508,000      157,000
Deferred royalty obligation                       160,000           --
Other                                               8,000           --
Less valuation allowance....................   (4,494,000)    (621,000)
                                              ------------   ----------
Net deferred tax asset......................           --           --
                                              ============   ==========


Realization of deferred tax assets is dependent upon future earnings, if any. The Company has recorded a full valuation allowance against its deferred tax assets since management believes it is more likely than not that these asset will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.

At December 31, 2000, the Company has available, for U.S. income tax purposes, net operating loss carryforwards of approximately $9,351,000, which can be used to offset future taxable income through 2019. There can be no assurance that the Company will realize the benefit of the net operating loss carryforward. In addition, the Company's utilization of its net operating loss carryforward may be limited pursuant to Internal Revenue Code Section 382, due to cumulative changes in ownership in excess of 50% within a three year period.

NOTE 11 SIGNIFICANT CUSTOMER

For the year ended December 31, 2000, 90% and 97% of sales and accounts receivable were to/from one customer.

NOTE 12 SUBSEQUENT EVENT

On January 19, 2001, the Company entered into a Marketing and Networking Services Agreement with Innofone.com (INNF-a company listed in National Quotation Bureau "pink sheets"). This Agreement allows for the two companies to start cooperating in enhancing the Company's voice over Internet Protocol (VoIP) network with termination traffic resulting from Innofone's marketing programs. In addition, the Company and Innofone.com will pursue new marketing programs including personal computer to phone voice services, packaging calling cards in Innofone's fulfillment kits and other new products and services. The Company paid Innofone.com a set-up fee totaling $500,000. Innofone.com has agreed to repay this amount to the Company within 90 days of the agreement date. If such amount is not repaid, the Company may, at its option, convert the amount into shares of Innofone's common stock at $0.25 per share and a warrant to purchase an additional share at $0.75 per share. The Agreement expires December 31, 2010.