Form 10KSB/A
period 2000-12-31
EPHONE TELECOM INC
filed 2001-04-16
CIK 1085082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB/A


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

During 1999, ePHONE accrued a liability totaling $300,000 in connection with a settlement offer made to Mr. Yang to resolve this matter. On March 23, 2001, the Company entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Mr. Yang to resolve all claims and disputes between the Company and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from the Company. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of the Company's commmon stock.


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

A breakdown in the relationship between Mr. Yang and ePHONE developed in early 2000 and he ceased providing any services to ePHONE on January 31, 2000. Mr. Yang was formally terminated on March 9, 2000. On March 23, 2001, the Company entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Mr. Yang to resolve all claims and disputes between the Company and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from the Company. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of the Company's commmon stock.



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

10.10    -- ePHONE Telecom, Inc. 2000 Long-Term Incentive Plan (5)

10.11    -- Strategic  Alliance  Agreement  between ePHONE and  7BridgesSystems,
            Inc. dated as of July 7, 2000. (5)

10.12    -- ePHONE and Telemax  Partnership for Prepaid Calling Card Products in
            Europe (5)

10.10    -- Sales Partner Agent Agreement with MA&C Europe,  NV dated August 17,
            2000 (5)


10.11    -- Marketing and Network Services Agreement between Innofone.com, Inc.
            and ePHONE Telecom, Inc., dated January 8, 2001 (filed herewith)

10.12    -- Agreement to Amend the Marketing and Network Services Agreement
            between Innofone.com, Inc. and ePHONE Telecom, Inc., dated March 28, 2001 (filed herewith)


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

Date: April 12, 2001
------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert G. Clarke
------------------------------------------------
(Robert G. Clarke, CEO, Director) (Principal Executive Officer)

Date: April 12, 2001
------------------------------------------------



By /s/ Charlie Rodriguez
------------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)

Date: April 12, 2001
------------------------------------------------



By /s/ John Fraser*
------------------------------------------------
(John Fraser, Director)

Date: April 12, 2001
------------------------------------------------




By /s/
------------------------------------------------
(Fariborz Ghadar, Director)

Date:
------------------------------------------------



By /s/
------------------------------------------------
(Walter Pickering, Director)

Date:
------------------------------------------------

By /s/ Anthony Balinger*
------------------------------------------------
(Anthony Balinger, Director)

Date: April 12, 2001
------------------------------------------------




*By: Charlie Rodriguez
     ------------------------
     Attorney-in-Fact

                    Supplemental information to be furnished
                  With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers


As of April 12, 2001, no annual report or proxy material has been sent to security holders.

Proxy material is to be furnished to security holders subsequent to the filing of this annual report for a shareholders meeting to be held no later than June 30, 2001. ePHONE intends to furnish copies of such material to the Commission when it is sent to security holders.

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

Statements of Stockholders' Equity and Comprehensive Income           F-5

Notes to the Financial Statements                                 F-7 - F-16

              Report of Independent Certified Public Accountants

To the Board of Directors and
Stockholders of ePHONE Telecom, Inc.


We have audited the accompanying balance sheets of ePHONE Telecom, Inc. (a development stage Company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and comprehensive income, and cash flows for the years then ended and for the period from April 6, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePHONE Telecom, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from April 6, 1998 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


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


/s/ Grant Thornton, LLP

Vienna, Virginia
February 1, 2001


(except for the second paragraph of Note 12 as to which the date is March 5, 2001 and the third paragraph of Note 12 as to which the date is March 23, 2001)
                              ePHONE Telecom, Inc.

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

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows





                                                                                             April 6, 1998
                                                                        Years Ended         (Inception) to
                                                                         December 31,      December 31, 2000
                                                                -------------------------  -----------------
                                                                    2000           1999
                                                                    ----           ----
Cash Flows from Operating Activities:


Net loss ....................................................  $(13,701,100) $(1,591,354)   $ (15,311,698)
Adjustments to reconcile net loss to net cash flows from
operating activities:


     Depreciation and Amortization...........................       665,195       31,530          697,267
     Stock issued for services rendered .....................     4,569,279           --        4,570,279
     Stock option benefits charged to operations ............     2,864,166      402,125        3,266,291
     Deferred royalty expense                                       410,000           --          410,000
     Changes in operating assets and liabilities:
        Accounts receivable and other receivables                   (58,093)           --         (58,093)
        Inventory................................                  (553,218)           --        (553,218)
        Other assets.................                               166,657     (269,200)        (102,543)
        Accounts payable ........................                    26,360      271,826          309,259
        Accrued liabilities .....................                   837,244      332,000        1,169,244
        Due to related parties .....................                (91,995)      79,949               --
        Customer deposits........................                    25,853            --          25,853
                                                                -----------    -----------    -----------
Net cash flows used in operating activities .................    (4,839,652)    (743,124)      (5,577,359)
                                                                ===========    ===========    ===========


Cash flow from investing activities:


     Purchase of fixed assets ...............................      (999,977)     (152,129)     (1,157,523)
     Purchase of Array telecom license ......................    (2,218,589)          --       (2,218,589)
     Purchase of investments.................................    (2,798,687)          --       (2,798,687)
     Redemption of marketable securities                            650,000           --          650,000
     Deposit to restricted cash, net......................         (579,435)          --         (579,435)
     Investment in ePHONE Technologies, Inc...........             (170,000)          --         (170,000)
                                                                -----------    -----------    -----------
Net cash flows used in investing activities .................    (6,116,688)     (152,129)     (6,274,234)
                                                                ===========    ===========    ===========
Cash flow from financing activities:

     Proceeds from issuance of common stock .................       250,000      978,000        1,228,000
     Proceeds from issuance of special warrants, net ........    12,149,571           --       12,149,571
                                                                -----------    -----------    -----------
Net cash flows provided by financing activities .............    12,399,571       978,000      13,377,571
                                                                ===========    ===========    ===========


Net increase in cash and cash ...............................     1,443,231        82,747       1,525,978
     equivalents

Cash and cash equivalents, beginning of period ..............        82,747           --             --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $ 1,525,978    $   82,747     $ 1,525,978
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

IMPAIRMENT OF LONG-LIVED ASSETS


The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, management believes no impairment of any assets has occurred.

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

INCOME TAXES


Deferred income taxes result primarily from temporary differences between financial and income tax reporting. Deferred tax assets and liabilities are determined based on the differences between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce the deferred tax asset to that portion that is expected to more likely than not be realized.


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

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK


Beginning in November 1999 and ending in February 2000, the Company sold a total of 1,350,000 "units" for $0.75 a unit to investors outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (referred to herein as the Securities Act). Each "unit" consisted of one share of our common stock and one warrant to purchase an additional share of common stock at $1.25. These investors currently hold 1,350,000 shares of common stock and are entitled to receive up to 1,350,000 shares of common stock upon exercise of the warrants. During the year ended December 31, 2000, investors exercised warrants for the purchase of 92,400 shares of the Company's common stock. The Company received $134,500 and $878,000 for the sale of the units during 2000 and 1999, respectively, and $115,500 for the exercise of the warrants in 2000.


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

SPECIAL WARRANTS


In early 2000 the Company sold a total of 13,780,837 special warrants to investors outside of the United States pursuant to Regulation S under the Securities Act of 1933. The warrant received with each unit is exercisable into a share of common stock at $1.60 per share. Each special warrant was purchased for $1.10, and each special warrant when exercised entitles the holder to one share of common stock for no additional consideration and one purchase warrant to purchase an additional share of common stock for $1.60. Holders of special warrants were originally entitled to receive up to 13,780,837 shares of common stock in the aggregate upon exercise of the special warrants and up to an additional 13,780,837 shares of common stock in the aggregate upon exercise of the purchase warrants. The purchase warrants expire on March 31, 2002.

In connection with the sale of special warrants described above, the Company granted GroomeCapital.com, Inc., which served as its agent in the sale of the special warrants, compensation warrants to purchase 889,251 units exercisable into 889,251 shares of common stock and 889,251 warrants at $1.10 per share. The warrant received with each unit is exercisable into a share of common stock at $1.60 per share. The Company also issued 250,000 options to purchase shares of common stock at $0.60 per share. The warrants and options expire on March 31, 2002.


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

NON-EMPLOYEE STOCK COMPENSATION ISSUED IN EXHANGE FOR SERVICES RECEIVED


In addition to the compensation warrants to purchase shares of the Company's common stock to GroomeCapital.com as described under Special Warrants, the Company granted stock options and warrants to purchase common stock as detailed below.


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
              =========        ========            =====          =========         =====

Had compensation expense for the Company's plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share outstanding would have been the pro forma amounts indicated below:




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

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:


                                                YEAR ENDED DECEMBER 31,
                                              -------------------------
                                                  2000           1999
                                              ------------   ----------


Capitalized start-up costs and net operating
   loss carryforwards....................     $ 3,647,000    $ 464,000
Excess of book over tax Array Telecom
   license amortization.....................      171,000           --
Non-cash compensation.......................      508,000      157,000
Deferred royalty obligation                       160,000           --
Other                                               8,000           --
Less valuation allowance....................   (4,494,000)    (621,000)
                                              ------------   ----------
Net deferred tax asset......................           --           --
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

NOTE 12 SUBSEQUENT EVENTS


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


On March 5, 2001, Innofone.com announced in a press release that its principal subsidiary, Innofone Canada, Inc., was served on March 1, 2001, with a Petition for a Receiving Order pursuant to Section 43 of the Bankruptcy & Insolvency Act of Canada. Innofone.com stated that although a dispute exists between Innofone Canada Inc., and the Petitioner/Creditor, the dispute should be resolved by discussions and/or resort to the civil court process and not pursuant to Canadian Bankruptcy legislation. Innofone.com further stated that it intends to retain counsel in the province of Quebec to vigorously defend this action, and will move to strike the requested Petition, because it believes the Petition is without merit. The Company has not yet determined the impact of this development on its relationship with Innofone.com.

On March 23, 2001, the Company entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Charles Yang to resolve all claims and disputes between the Company and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from the Company. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of the Company's common stock.