Form 10QSB
period 2001-03-31
EPHONE TELECOM INC
filed 2001-05-14
CIK 1085082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2001, the Company had outstanding 17,853,848 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes    ;  No  X
                                                               ----     ----
                              ePHONE Telecom, Inc.

                                  FORM 10 - QSB

                       For the Period Ended March 31, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION.............................................1

Item I. Financial Statements (unaudited)

Balance sheet - March 31, 2001 and December 31, 2000 .....................2

Statements  of  operations - three months
  ended March 31, 2001 and 2000 and for the period April 30, 1996
  (inception) to March 31, 2001 ..........................................3

Statements of cash flows - three months
ended March 31, 2001 and 2000 and for the period April 30, 1996
(inception) to March 31, 2001 ............................................4

Notes to financial statements ............................................5

Item II. Management's Discussion and Analysis or Plan of Operation .......8

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................................10

Item 2.     Changes in Securities.........................................10

Item 3.     Defaults Upon Senior Securities...............................10

Item 4.     Submission of Matters to a Vote of Security-Holders...........10

Item 5.     Other Information.............................................10

Item 6.     Exhibits and Reports on Form 8-K..............................10


Signatures................................................................10
                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                                   (unaudited)



                                                                                     March 31     December 31,
                                                                                       2001           2000
                                                                                   -----------    -----------


Current Assets:
     Cash and cash equivalents ................................................. $    469,147    $ 1,525,978
     Investment in marketable securities .......................................    1,363,653      2,170,908
     Restricted cash ...........................................................           --        579,435
     Accounts receivable .......................................................      134,848         39,200
     Inventory .................................................................      533,047        553,218
     Other receivables .........................................................        7,516         18,893
                                                                                   -----------    -----------
          Total Current Assets .................................................    2,508,211      4,887,632

Property and Equipment, net ....................................................    1,053,777        999,902

Array Telecom Lease, net  ......................................................    1,472,378      1,663,942

Investment in ePHONE Technologies, Inc.  .......................................      185,000        185,000

Other Assets ...................................................................      122,543        102,543
                                                                                   -----------    -----------
Total Assets ................................................................... $  5,341,909    $ 7,839,019
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity:

Current Liabilities:
     Accounts payable .......................................................... $    278,960     $   309,258
     Accrued liabilities .......................................................      744,762       1,169,244
     Customer advances .........................................................       25,853          25,853
                                                                                   -----------    -----------
          Total Current Liabilities ............................................    1,049,575       1,504,355
                                                                                   -----------    -----------

Deferred royalty obligation  ...................................................      546,667         410,000

Stockholders' Equity:
     Common  stock, par  value $0.001
     Authorized: 150,000,000 at March 31, 2001
          and December 31, 2000
     Issued and Outstanding: 17,853,848 and 17,453,848
           at March 31, 2001 and December 31, 2000, respectively................       17,854          17,454
     Additional paid in capital ................................................   21,326,787      21,204,687
     Accumulated other comprehensive income ....................................        4,191          22,221
     Deficit accumulated during the development stage ..........................  (17,603,165)    (15,319,698)
                                                                                   -----------    -----------
          Total Stockholders' Equity            ................................    3,745,667       5,924,664

                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity ..................................... $  5,341,909     $ 7,839,019
                                                                                   ===========    ===========



                See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                   (unaudited)


                                        Three Months Ended        April 6,1998
                                              March 31,         (inception) to
                                         2001         2000      March 31, 2001
                                      ----------    --------   -----------------

Net revenues .....................  $   419,200    $      --       $   1,009,023


Operating expenses

   Cost of revenues ..............      272,392           --             683,942

   Sales and marketing ...........      682,551      142,080           2,755,399

   General and administrative.....    1,721,823      568,860           7,496,078

   General and administrative -
      non-cash compensation ......      122,500           --           7,959,070
                                    ------------   ------------    ------------

Total operating expenses            $ 2,799,266      710,940          18,894,489
                                    ------------   ------------    ------------
Loss from operations..............   (2,380,066)    (710,940)        (17,885,466)

Interest and other (income), net        (96,599)          --            (290,301)
                                    ------------   -------------   -------------

Net Loss ......................... $ (2,283,467)   $(710,940)      $ (17,595,195)
                                    ============   =============   =============
Loss per share -(basic and diluted)$      (0.13)   $   (0.05)
                                    ============   =============
Weighted average number of common
shares outstanding................   17,489,404    13,286,756
                                    ============   =============



                See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                  (unaudited)





                                                                                             April 6, 1998
                                                                    Three Months Ended      (Inception) to
                                                                          March 31,         March 31, 2001
                                                                -------------------------  -----------------
                                                                    2001           2000
                                                                    ----           ----

Cash Flows from Operating Activities:


Net loss ....................................................  $ (2,283,467) $   (710,940)   $(17,595,165)
Adjustments to reconcile net loss to net cash flows from
operating activities:

     Depreciation and Amortization...........................       242,097        17,560         939,364
     Fair value of stock issued charged to operations  ......       122,500            --       4,692,779
     Stock option benefits charged to operations ............            --            --       3,266,291
     Deferred royalty expense  ..............................       136,667            --         546,667
     Realized gain  .........................................       (33,757)           --         (33,757)
     Changes in operating assets and liabilities:
        Accounts receivable and other receivables                   (84,271)           --        (142,364)
        Inventory............................................        20,171            --        (533,047)
        Other assets.........................................       (20,000)           --        (122,543)
        Accounts payable ....................................       (30,298)       123,385         278,961
        Accrued liabilities .................................      (424,482)       242,444        744,762
        Due to related parties ..............................            --          4,900             --
        Customer deposits....................................            --            --          25,853
                                                                -----------    -----------    -----------
Net cash flows used in operating activities .................    (2,354,840)     (322,651)     (7,932,199)
                                                                ===========    ===========    ===========

Cash flow from investing activities:

     Purchase of fixed assets ...............................      (104,408)     (463,890)     (1,261,931)
     Purchase of Array telecom license ......................            --    (2,207,440)     (2,218,589)
     Purchase of investments.................................            --            --      (2,798,687)
     Redemption of marketable securities ....................       822,982            --       1,472,982
     Deposit to restricted cash, net.........................       579,435    (1,000,120)             --
     Investment in ePHONE Technologies, Inc..................            --            --        (170,000)
                                                                -----------    -----------    -----------
Net cash flows provided by (used in) investing activities ...     1,298,009    (3,671,450)     (4,976,225)
                                                                ===========    ===========    ===========
Cash flow from financing activities:

     Proceeds from issuance of common stock .................           --        250,000       1,228,000
     Proceeds from issuance of special warrants, net ........           --      7,219,036      12,149,571
                                                                -----------    -----------    -----------
Net cash flows provided by financing activities .............           --      7,469,036      13,377,571
                                                                ===========    ===========    ===========

Net (decrease) increase in cash and cash ....................   (1,056,831)     3,474,935         469,147
     equivalents

Cash and cash equivalents, beginning of period ..............    1,525,978         82,747              --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $  469,147   $  3,557,682     $   469,147
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

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which in our opinion are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

BASIS OF PRESENTATION

The Company is a development stage company as defined in Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises" and, since its incorporation, has engaged in organizational activities and in the development of its VoIP technology.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about amounts that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 2000 balances and disclosures have been reclassified to conform to the 2001 presentation.

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company has incurred losses since its inception and has an accumulated deficit of $17,603,165 (unaudited) and $15,319,698 at March 31, 2001 and December 31, 2000, respectively.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2001 and 2000 the Company incurred costs for management services provided by companies in which certain directors of the Company have a controlling interest and incurred consulting fees to certain directors of the Company totaling $39,000 and $50,000, respectively.

During the three months ended March 31, 2001, the Company paid $180,000 to ePHONE Technologies, Inc, a related party, for consulting services.

The Company established a $20,453 reserve related to the sale of equipment to a related party company during the three months ended March 31, 2001. In addition, the Company paid consulting fees of $10,000 to this related party company.



NOTE 4 - MARKETABLE INVESTMENTS

The Company's available-for -sale investments consisted of debt instruments issued by federal and state government agencies. Contractual maturities of available-for-sale debt securities were as follows:

March 31, 2001                                 Market    Unrealized
                                   Cost         Value    Gain (Loss)
                                ----------   ----------   ---------
Mature within one year         $   767,906  $   776,803  $    8,897
Mature in one to five years        591,556      586,850      (4,706)
                                ----------   ----------   ---------
Total available-
for-sale securities            $ 1,359,462  $ 1,363,653  $    4,191
                                ==========   ==========   =========

December 31, 2000                               Market    Unrealized
                                   Cost         Value    Gain (Loss)
                                ----------   ----------   ---------
Mature within one year         $ 1,557,131  $ 1,588,929  $  31,798
Mature in one to five years        591,556      581,979     (9,577)
                                ----------   ----------   ---------
Total available-
for-sale securities            $ 2,148,687  $ 2,170,908  $  22,221
                                ==========   ==========   =========

During the three months ended March 31, 2000, the Company redeemed $822,922 of available-for-sale debt securities.

Note 5- STOCKHOLDER'S EQUITY

On February 14, 2001, the Board of Directors approved issuance of 2,225,000 stock options pursuant to the Company's 2000 Long Term Incentive Plan. The exercise price of the options was $.50 and the vesting periods range from immediate to 3 years.

On February 14, 2001, the Board of Directors approved the issuance of 250,000 stock options to a consultant in an exchange for services to be provided. The stock options have an exercise price of $0.50 and expire in three years. The vesting terms are subject to Management's discretion and have not yet been determined. The market value of the Company's common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the three month period ended March 31, 2000.

On March 23, 2001, the Company entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Charles Yang to resolve all claims and disputes between the Company and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from the Company. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of the Company's common stock. The Company recorded $180,000 in expense related to this settlement during the three month period ended March 31, 2001. The fair value of the stock on the date of issuance was $80,000 and is recorded as non-cash compensation in the statement of operations.

In early 2000, the Company sold a total of 13,436,316 Special Warrants, as adjusted for redemptions and penalties, to investors. On April 1, 2001, each Special Warrant was converted, as provided for in the special warrant agreement, into one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.60 per share expiring on March 31, 2002, for no additional consideration.



NOTE 6 - MARKETING AGREEMENT

On January 19, 2001, the Company entered into a Marketing and Networking Services Agreement with Innofone.com (INNF-a company listed in National Quotation Bureau "pink sheets"). This Agreement allows for the two companies to start cooperating in enhancing the Company's voice over Internet Protocol (VoIP) network with termination traffic resulting from Innofone's marketing programs. In addition, the Company and Innofone.com agreed to pursue new marketing programs including personal computer to phone voice services, packaging calling cards in Innofone's fulfillment kits and other new products and services. The Company paid Innofone.com a set-up fee totaling $500,000. Innofone.com agreed to repay this amount to the Company within 90 days of the agreement date. If such amount was not repaid, the Company had the option to convert the amount into shares of Innofone's common stock at $0.25 per share and a warrant to purchase an additional share at $0.75 per share. The Agreement expires December 31, 2010.

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

The Company and Innofone.com have agreed to extend the due date of the $500,000 set-up fee repayment six months to October 2001. Due to the uncertainty regarding collection of this amount, Management recorded this amount as a selling and marketing expense during the three months ended March 31, 2001. The Company has not yet determined the impact of this development on its relationship with Innofone.com.

NOTE 7 - MAJOR CUSTOMER

For the three months ended March 31, 2000, all of the Company's sales and accounts receivable were to/with one customer.

ITEM II.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         A. Plan of Operation

Management's primary focus in 2001 is to continue to build out ePHONE's network and to begin principal business operations - the generation of voice telephony services revenue.

ePHONE began market testing of Prepaid Calling Card services in Belgium and Germany and is developing and testing Business Direct, Business Connect and Residential Connect direct dial long-distance services for these cities. ePHONE also plans to provide wholesale termination of voice traffic for a North American partner.

During the first quarter of 2001, POPs were deployed in the following cities.

         Amsterdam, Netherlands
         Warsaw, Poland

ePHONE plans on expanding its network to the following cities in Europe in the year 2001 and is working to establish a network of partners with call origination and call termination needs.

         Austria - Vienna
         Denmark - Copenhagen
         France - Paris
         Germany - Munich
         Greece - Athens
         Italy - Milan and Rome
         Ireland - Dublin
         Portugal - Lisbon
         Spain - Madrid and Barcelona
         Sweden - Stockholm, and
         Switzerland - Geneva

ePHONE also plans on expanding into Argentina and Uraguay in 2001 as situations permit.

The location of the planned service deployment areas may change, and new ePHONE cities may be added in 2001, depending on regulatory and licensing requirements or recruitment of regional partners.

Based on existing contracts, ePHONE expects to generate its first commercial traffic and revenues in the second quarter, and expects a monthly volume of 10,000,000 minutes by December, 2001. ePHONE expects to deploy 13 gateways by year-end to accommodate the increase in commercial traffic on its network.

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

ePHONE must rely on its ability to raise money through equity financing and capital equipment loans to set up ePHONE `s global network, which is the vital part of ePHONE `s business plan. The majority of funds raised will be allocated to the deployment of the technology, operating costs and marketing activities.

On March 31, 2000, April 7, 2000, and April 20, 2000, ePHONE closed the sale of the first, second, and final portion, respectively, of the Special Warrants and received net proceeds of approximately $12,205,000. The total number of Special Warrants ePHONE sold in this offering was 13,780,837.

The special warrant agreements contained certain penalties in the event that ePHONE did not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. ePHONE failed to meet these deadlines, and consequently; each special warrant holder was entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they held by the same percentage ("Redemption Right"). In addition, each special warrant holder will receive an additional 10% of their original investment in shares of common stock of ePHONE upon the exercise of the special warrants. As of March 31, 2001, all special warrant holders have exercised their Redemption Rights, with ePHONE returning $1,894,865 to these investors.

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

During the three months ended March 31, 2001, operating activities consumed $2,354,840 of cash. Investing activities provided $1,298,009 consisting of the redemption of marketable securities, receipt of restricted cash, and net of payments to purchase fixed assets. At March 31, 2001 ePHONE had cash and investments totaling $1,832,800. The only significant planned operation and investing activity outside of general operations is the minimum royalty payment of $500,000 due to Array Telecom. Therefore, $1,332,000 of remaining cash is available for operations, which Management believes is sufficient to enable it to operate until at least until the third quarter of 2001, by which time it anticipates having raised additional equity financing. However, such financing may not be available when needed or, if available, may not be on terms favorable to ePHONE. If additional funds are raised through issuance of equity securities, the existing stockholders may experience significant dilution.

Current Liabilities at March 31, 2001 were $1,049,575, of which $744,762 was accrued liabilities. Of the accrued liabilities, the amount of $400,000 is related to the Yang Settlement as described in Stock Compensation Activity.

On January 19, 2001, ePHONE entered into a Marketing and Networking Services Agreement with Innofone.com (INNF-a company listed in NASDAQ pink sheets). This Agreement allows for the two companies to start cooperating in enhancing ePHONE `s voice over Internet Protocol (VoIP) network with termination traffic resulting from Innofone's marketing programs. In addition, ePHONE and Innofone.com agreed to pursue new marketing programs including personal computer to phone voice services, packaging calling cards in Innofone's fulfillment kits and other new products and services. ePHONE paid Innofone.com a set-up fee totaling $500,000. Innofone.com agreed to repay this amount to ePHONE within 90 days of the agreement date. If such amount is not repaid, ePHONE may, at its option, convert the amount into shares of Innofone's common stock at $0.25 per share and a warrant to purchase an additional share at $0.75 per share. The Agreement expires December 31, 2010.

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

The Company and Innofone.com have agreed to extend the due date of the $500,000 set-up fee repayment six months to October 2001. Due to the uncertainty regarding collection of this amount, Management has recorded this amount as a selling and marketing expense during the three months ended March 31, 2001. The Company has not yet determined the impact of this development on its relationship with Innofone.com.

         C. Stock Compensation Activity During 2001

On February 14, 2001, the Board of Directors approved issuance of 2,250,000 stock options pursuant to the Company's 2000 Long Term Incentive Plan. The exercise price of the options was $.50 and the vesting periods range from immediate to 3 years.

On February 14, 2001, the Board of Directors approved the issuance of 250,000 stock options to a consultant in an exchange for services to be provided. The stock options have an exercise price of $0.50 and expire in three years. The vesting terms are subject to Management's discretion and have not yet been determined. The market value of the Company's common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the three month period ended March 31, 2000.

As further described in Legal Proceedings, the Company entered into a Settlement agreement with Charles Yang on March 23, 2000. Pursuant to the terms of the agreement, the Company agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of the Company's common stock. The Company recorded $180,000 in expense related to this settlement during the three months ended March 31, 2001. The fair value of the stock issued was $80,000 and is recorded as non-cash compensation in the statement of operations.

         D. Risk Factors

There are risks and uncertainties as described in the Company's Annual Report on Form 10KSB facing our company. Additional risks not presently known to us or that we currently consider insignificant may also impair our business operations in the future. Our business, financial condition and plan of operations could be materially adversely affected by any of the risks detailed in our Annual Report. The trading price of shares of our common stock could decline due to these risks.

                                                           OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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


ITEM 2 - CHANGES IN SECURITIES

                  Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5 - OTHER INFORMATION

                  Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)   Exhibits

Exhibit No.

99.1 Settlement Agreement and Mutual General Release between Charlie Yang and ePHONE Telecom, Inc., dated March 23, 2001. (Previously filed)

(b)      Reports on Form 8-K.

         On April 13, the registrant filed with the Commission a current report on form 8-K which disclosed the appointment of Carmine Taglialatela Jr. as President and Chief Operating Officer effective April 1, 2000.

         On April 16, the registrant filed with the Commission a current report on form 8-K to disclose the Settlement Agreement and Mutual General Release entered into between the registrant and Charles Yang, a former President of the Company.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePHONE Telecom, Inc.
(Registrant)



By /s/ Robert G. Clarke
------------------------------------------------
(Robert G. Clarke, CEO)

Date: May 11, 2001
------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert G. Clarke
------------------------------------------------
(Robert G. Clarke, CEO, Director) (Principal Executive Officer)

Date: May 11, 2001
------------------------------------------------



By /s/ Charlie Rodriguez
------------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)

Date: May 11, 2001
------------------------------------------------



By /s/ John Fraser*
------------------------------------------------
(John Fraser, Director)

Date: May 11, 2001
------------------------------------------------



By /s/ Walter Pickering*
------------------------------------------------
(Walter Pickering, Director)

Date: May 11, 2001
------------------------------------------------




By /s/ Anthony Balinger*
------------------------------------------------
(Anthony Balinger, Director)

Date: May 11, 2001
------------------------------------------------




*By: Charlie Rodriguez
     ------------------------
     Attorney-in-Fact