Form 10QSB
period 2001-06-30
EPHONE TELECOM INC
filed 2001-08-20
CIK 1085082

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C., 20549

                                   Form 10-QSB

    [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended June 30, 2001 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2001, the Company had outstanding 17,853,848 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: (check one): Yes    ;  No  X
                                                               ----     ----
                              ePHONE Telecom, Inc.

                                  FORM 10 - QSB

                       For the Period Ended June 30, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION.

Item I. Financial Statements (unaudited)

Balance sheet - June 30, 2001 and December 31, 2000 .......................1

Statements  of  operations - six months
  ended June 30, 2001 and 2000 and for the period April 30, 1996
  (inception) to June 30, 2001 ............................................2

Statements  of  operations - three months
  ended June 30, 2001 and 2000 ............................................3

Statements of cash flows - six months
ended June 30, 2001 and 2000 and for the period April 30, 1996
(inception) to June 30, 2001 ..............................................4

Notes to financial statements .............................................5

Item II. Management's Discussion and Analysis or Plan of Operation ........8

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................................11

Item 2.     Changes in Securities.........................................11

Item 3.     Defaults Upon Senior Securities...............................11

Item 4.     Submission of Matters to a Vote of Security-Holders...........11

Item 5.     Other Information.............................................11

Item 6.     Exhibits and Reports on Form 8-K..............................11


Signatures................................................................12
                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                                 Balance Sheets

                                   (unaudited)





                                                                                     June 30     December 31,
                                                                                       2001           2000
                                                                                   -----------    -----------


Current Assets:

     Cash and cash equivalents ................................................. $     65,078    $ 1,525,978
     Investment in marketable securities .......................................           --      2,170,908
     Restricted cash ...........................................................       50,000        579,435
     Accounts receivable .......................................................           --         39,200
     Inventory .................................................................      399,670        553,218
     Other receivables .........................................................       19,113         18,893
                                                                                   -----------    -----------
          Total Current Assets .................................................      533,861      4,887,632

Property and Equipment, net ....................................................    1,699,432        999,902

Array Telecom Lease, net  ......................................................    1,294,177      1,663,942

Investment in ePHONE Technologies, Inc.  .......................................      185,000        185,000

Other Assets ...................................................................       37,043        102,543
                                                                                   -----------    -----------
Total Assets ................................................................... $  3,749,513    $ 7,839,019
                                                                                   ===========    ===========

Liabilities and Stockholders' Equity:

Current Liabilities:
     Accounts payable .......................................................... $    419,023     $   309,258
     Accrued liabilities .......................................................      566,778       1,169,244
     Customer advances .........................................................       25,853          25,853
     Capital lease obligation ..................................................       20,591              --
                                                                                   -----------    -----------
          Total Current Liabilities ............................................    1,032,245       1,504,355


Capital lease obligation, net of current portion ...............................       25,918              --

Deferred royalty obligation  ...................................................      603,334         410,000

Stockholders' Equity:
     Common stock, par  value $0.001
     Authorized: 150,000,000 at June 30, 2001
          and December 31, 2000
     Issued and Outstanding:  17,853,848 and 17,453,848
           at June 30, 2001 and December 31, 2000, respectively................        17,854          17,454
     Common stock to be issued ................................................        45,000              --
     Additional paid in capital ................................................   21,326,787      21,204,687
     Accumulated other comprehensive income ....................................           --          22,221
     Deficit accumulated during the development stage ..........................  (19,301,625)    (15,319,698)
                                                                                   -----------    -----------
          Total Stockholders' Equity            ................................    2,088,016       5,924,664

                                                                                   -----------    -----------
Total Liabilities and Stockholders' Equity ..................................... $  3,749,513     $ 7,839,019
                                                                                   ===========    ===========




                See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                   (unaudited)




                                          Six Months Ended      April 6,1998
                                              June 30,         (inception) to
                                         2001         2000      June 30, 2001
                                      ----------    --------   -----------------


Net revenues .....................  $   512,720    $  52,241       $   1,102,543


Operating expenses

   Cost of revenues ..............      475,826       22,152             887,376

   Sales and marketing ...........      915,351    1,216,000           2,988,199

   General and administrative.....    3,092,420    1,068,117           8,866,675

   General and administrative -
      non-cash compensation ......      122,500    3,833,811           7,959,070
                                    ------------   ------------    ------------

Total operating expenses            $ 4,606,097    6,140,080          20,701,320
                                    ------------   ------------    ------------
Loss from operations..............   (4,093,377)  (6,087,839)        (19,598,777)

Interest and other (income), net       (111,450)     (20,041)           (305,152)
                                    ------------   -------------   -------------

Net Loss ......................... $ (3,981,927) $(6,067,798)      $ (19,293,625)
                                    ============   =============   =============
Loss per share -(basic and diluted)$      (0.23)   $   (0.45)
                                    ============   =============
Weighted average number of common
shares outstanding................   17,672,633    13,391,770
                                    ============   =============




                See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Operations

                                   (unaudited)




                                       Three Months Ended
                                              June 30,
                                         2001         2000
                                      ----------    --------


Net revenues .....................  $    93,520    $  52,241


Operating expenses

   Cost of revenues ..............      203,434       22,152

   Sales and marketing ...........      232,800      977,099

   General and administrative.....    1,370,597      596,079

   General and administrative -
      non-cash compensation ......           --    3,833,811
                                    ------------   ------------

Total operating expenses            $ 1,806,831    5,429,141
                                    ------------   ------------
Loss from operations..............   (1,713,311)  (5,376,900)

Interest and other (income), net        (14,851)     (20,039)
                                    ------------   -------------

Net Loss ......................... $ (1,698,460) $(5,356,861)
                                    ============   =============
Loss per share -(basic and diluted)$      (0.10)   $   (0.40)
                                    ============   =============
Weighted average number of common
shares outstanding................   17,853,848     13,442,400
                                    ============   =============




                See accompanying notes to financial statements.

                              ePHONE Telecom, Inc.

                          (A Development Stage Company)

                            Statements of Cash Flows

                                   (unaudited)







                                                                                             April 6, 1998
                                                                    Six Months Ended      (Inception) to
                                                                          June 30,         June 30, 2001
                                                                -------------------------  -----------------
                                                                    2001           2000
                                                                    ----           ----

Cash Flows from Operating Activities:



Net loss ....................................................  $ (3,981,927) $ (6,067,798)   $(19,293,625)
Adjustments to reconcile net loss to net cash flows from
operating activities:

     Depreciation and Amortization...........................       492,182       152,226       1,189,449
     Fair value of stock issued charged to operations  ......       122,500       671,828       4,692,779
     Stock option benefits charged to operations ............            --     3,161,983       3,266,291
     Deferred royalty expense  ..............................       193,334            --         603,334
     Inventory reserve ......................................       108,900            --         150,000
     Realized gain  .........................................       (45,470)           --         (45,470)
     Changes in operating assets and liabilities:
        Accounts receivable and other receivables                    38,980        (10,024)       (19,113)
        Inventory............................................        44,648       (148,980)      (549,670)
        Other assets.........................................        65,500        (26,767)       (37,043)
        Accounts payable                              .......      (198,501)       (57,646)       110,758
        Accrued liabilities .................................      (602,466)       249,243        566,778
        Due to related parties ..............................            --        (91,995)            --
        Customer deposits....................................            --         13,606         25,853
                                                                -----------    -----------    -----------
Net cash flows used in operating activities .................    (3,762,320)    (2,154,324)    (9,339,679)
                                                                ===========    ===========    ===========

Cash flow from investing activities:

     Purchase of fixed assets ...............................      (467,172)     (461,665)     (1,624,695)
     Purchase of Array telecom license ......................            --    (2,207,383)     (2,218,589)
     Purchase of investments.................................            --            --      (2,798,687)
     Redemption of marketable securities ....................     2,194,157            --       2,844,157
     Deposit to restricted cash, net.........................       529,435    (1,894,865)        (50,000)
     Investment in ePHONE Technologies, Inc..................            --            --        (170,000)
                                                                -----------    -----------    -----------
Net cash flows provided by (used in) investing activities ...     2,256,420    (4,563,913)     (4,017,814)
                                                                ===========    ===========    ===========
Cash flow from financing activities:

     Proceeds from exercise of warrants .....................       45,000             --          45,000
     Proceeds from issuance of common stock .................           --        250,000       1,228,000
     Proceeds from issuance of special warrants, net ........           --     14,013,398      12,149,571
                                                                -----------    -----------    -----------
Net cash flows provided by financing activities .............       45,000     14,263,398      13,422,571
                                                                ===========    ===========    ===========

Net (decrease) increase in cash and cash ....................   (1,460,900)     7,545,161          65,078
     equivalents

Cash and cash equivalents, beginning of period ..............    1,525,978         82,747              --
                                                                -----------    -----------    -----------
Cash and cash equivalents, end of period ....................   $   65,078   $  7,627,908     $    65,078
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

NOTE 2 - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. As shown in the financial statements the Company has incurred losses since its inception and has an accumulated deficit of $19,301,625 (unaudited) and $15,319,698 at June 30, 2001 and December 31, 2000, respectively.

At June 30, 2001, the Company has $65,078 of cash and a working capital shortfall. The Company's continuation as a going concern is dependent upon its ability to immediately raise additional financing to fund its operations and allow the Company to successfully develop and introduce its products to market. These factors among others may indicate that the Company will be unable to continue as a going concern. The Company is actively pursuing additional equity financing to provide the necessary funds for working capital.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001 and 2000 the Company incurred costs for management services provided by companies in which certain directors of the Company have a controlling interest and incurred consulting fees to certain directors of the Company totaling $74,000 and $110,000, respectively.

During the six months ended June 30, 2001, the Company paid $247,969 to ePHONE Technologies, Inc, a related party, for consulting services.

During the six months ended June 30, 2001, the Company paid $25,000 in consulting fees to an officer of the Company.

The Company paid $100,000 as provided for in a Service and Deployment agreement with 7bridge Systems, LTD, a related party.

NOTE 4 - MARKETABLE INVESTMENTS

The Company's available-for -sale investments consisted of debt instruments issued by federal and state government agencies. During the six months ended June 30, 2000, the Company redeemed the remaining $2,194,157 of available-for-sale debt securities.

NOTE 5- STOCKHOLDER'S EQUITY

During the six months ended June 30, 2001, the Board of Directors approved the grant of 3,975,000 stock options pursuant to the Company's 2000 Long Term Incentive Plan. The exercise price of the options was $.50 and the vesting periods range from immediate to 3 years.

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

In early 2000, the Company sold a total of 13,436,316 Special Warrants, as adjusted for redemptions and penalties, to investors. On August 13, 2001 final receipts from the regulators of the British Colombia, Alberta , Ontario and Quebec provinces in Canada were received for the registration prospectus dated August 7, 2001. Each Special Warrant was then deemed converted, as provided for in the special warrant agreement, into one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.60 per share expiring on March 31, 2002, for no additional consideration.

During June 2001, the Company received $45,000 for the exercise of warrants to purchase shares of common stock. The Board of Directors approved the repricing of all outstanding warrants during May 2001 and June 2001 to a range of $0.20 -$0.80. Accordingly, Management will issue the appropriate number of shares related to the exercise of the warrants when the repricing occurs during the third quarter. The Company has recorded this amount as Common stock to be issued in the accompanying balance sheet at June 30,2001.

NOTE 6 - MAJOR CUSTOMER

For the six months ended June 30, 2000, all of the Company's sales were to one customer.

NOTE 7 - SUPPLEMENTAL NON CASH INVESTING AND FINANCING ACTIVITY

The Company entered into Capital lease obligations totaling approximately $47,000 for the purchase of property and equipment.

At June 30, 2001, the Company had obligations totaling $308,000 included in accounts payable for the purchase of property and equipment.

NOTE 8 - SUBSEQUENT EVENT

Subsequent to June 30, 2001, the Company received a total of $211,000 from the exercise of warrants to purchase shares of common stock.

ITEM II.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements made by our management may be considered to be "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. Forward-looking statements are based on various factors and assumptions that include known and unknown risks and uncertainties. The words "believe," "expect," "anticipate" and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such statements may include, but not be limited to, projections of revenues, income or loss, expenses, plans, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future results could differ materially from those described in forward-looking statements as a result of the risks set forth in the following discussion, among others.

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced losses since its inception and we expect to incur additional losses for the foreseeable future. Our auditors included a fourth paragraph in their Report of Independent Certified Public Accountants on our December 31, 2000 financial statements drawing special attention to several factors that raise doubt about our ability to continue as a going concern.

On the following pages we present management's plan of operations. You should read this information in conjunction with our financial statements and notes included in the Form 10-KSB.

         A. Plan of Operation

Management continues to focus on the build out of ePHONE's network and beginning principal business operations. Our initial strategy based on carrying traffic over the Internet was a valid and economical approach at the time the business plan was developed. The last few quarters have seen a dramatic shift in the cost of leased lines due to oversupply of telecommunications facilities in many of the world's major routes. In many cases it is now more economical to lease facilities than it is to buy Internet connectivity at either end. This situation has existed for some time but was initially thought to be an anomaly. It is now clear it is a longer-term trend and one that is worth capitalizing on to improve the quality of service and decrease costs simultaneously.

This market shift has demanded the rethinking of ePHONE's core network deployment strategy. In this process the current technology has been found to be wanting and supplemental products purchased and installed. These new products, purchased from Cisco, provide a significantly enhanced utilization of leased circuits and a significantly greater flexibility in connecting to other carriers. This broadens the availability of competitive rates available to ePHONE thus allowing an improvement in margins and an increase in wholesale arbitrage opportunities.

During the 2nd quarter of 2001 Cisco equipment has been deployed both in Herndon (ePHONE's head office) and a new POP (Point of Presence) in New York. This new POP is strategically located in one of the major telecommunications facilities in New York, providing access to numerous carriers and significantly reduced rates. These decreased rates are providing an opportunity to focus on the American market to identify lucrative short-term opportunities. We believe these opportunities will be realized in the 3rd quarter of 2001.

Some setbacks have been experienced in the introduction of the Business Direct and Business Connect services. These services both require CPE (Customer Premises Equipment) installation and on going support. In the original plan it was expected that a nominal fee and a security deposit could be charged that would largely defer the cost of the equipment. This model has been found to be erroneous in practice. The incremental cost of the equipment renders the entry cost for the product too high for the target market. Prepaid cards are a preferable choice as there is no entry cost and the convenience of CPE solutions is apparently not a major buying motivator. It is expected that these business products will continue to be a good fit in markets where the cost of accessing POPs is prohibitive or in market segments where the convenience factor outweighs the additional cost of deployment. These products are no longer being aggressively promoted but will be utilized in appropriate situations.

New employees were hired in the 2nd quarter that further enhanced ePHONE's considerable expertise in telecommunications and information technology. This additional manpower brings with it extensive contacts in the domestic market and therefore new opportunities in both wholesale and retail services. In addition, the changing competitive landscape is posing previously unforeseen opportunities.

The telecommunications industry has been hard hit by the high technology downturn in the financial markets. Many small (and large) carriers and VOIP service providers have ceased operations. These companies were carrying a substantial amount of traffic, this now surfeit traffic is causing minute rates to stabilize and even increase on some routes creating opportunities in both the wholesale and retail markets. The equipment ePHONE installed in the 2nd quarter positions ePHONE to be able to take advantage of the opportunity posed by this traffic surplus and the ensuing opportunities.

These rapid changes in the telecommunications market necessitate the reconsideration of ePHONE's core strategy. A thorough analysis of the market, as it is today, and the development of appropriate strategies will be undertaken early in the 3rd quarter. The POPs deployed in Europe during the 1st quarter are not performing to ePHONE's expectations, consequently no further POPs of this type will be deployed until the technical issues can be resolved and the existing POPs (Amsterdam, Brussels, Frankfurt and Warsaw) brought to full production capability.

Notwithstanding the technical and market challenges facing ePHONE it is clear that ePHONE is well positioned to take advantage of the opportunities being posed. Management is confident the revenue and traffic goals can be reached by the end of the year though perhaps not in the ways originally envisaged.

Management is committed to moving quickly to take advantage of the market changes and make the required decisions to reposition ePHONE as a strong participant in this new telecommunications market.


         Liquidity and Capital Resources

ePHONE has funded operations through equity financing, and does not have a line of credit or similar credit facility available to it.

ePHONE is short of available funds. Unless we are able to raise additional funds, we will not be able to continue operations. EPHONE must rely on its ability to raise money through equity financing and capital equipment loans to fund the deployment of technology, operating costs and marketing activities.

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

On August 13, 2001 final receipts from the regulators of the British Colombia, Alberta , Ontario and Quebec provinces in Canada were received for the registration prospectus dated August 7, 2001. Each Special Warrant was then deemed converted, as provided for in the special warrant agreement, into one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.60 per share expiring on March 31, 2002, for no additional consideration.

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

During the six months ended June 30, 2001, operating activities consumed $3,762,320 of cash. Investing activities provided $2,256,420 consisting of the redemption of marketable securities, receipt of restricted cash, and net of payments to purchase fixed assets. At June 30, 2001 ePHONE had cash totaling $65,078 . Management believes, ePHONE will need to raise $850,000to enable it to operate through the fourth quarter of 2001. However, such financing may not be available when needed or, if available, may not be on terms favorable to ePHONE. If additional funds are raised through issuance of equity securities, the existing stockholders may experience significant dilution.

Current Liabilities at June 30, 2001 were $1,032,245 , of which $566,778 was accrued liabilities.

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

On February 14, 2001, the Board of Directors approved the issuance of 250,000 stock options to a consultant in an exchange for services to be provided. The stock options have an exercise price of $0.50 and expire in three years. The vesting terms are subject to Management's discretion and have not yet been determined. The market value of the Company's common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the three month period ended March 31, 2001.

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

ePHONE Telecom, Inc.
(Registrant)



By /s/ Robert G. Clarke
------------------------------------------------
(Robert G. Clarke, Chairman of the Board)

Date: August 14, 2001
------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ August 14, 2001
------------------------------------------------
(Carmine Taglialatela, CEO, Director)

(Principal Executive Officer)

Date: August 14, 2001
------------------------------------------------



By /s/ Charlie Rodriguez
------------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)

Date: August 14, 2001
------------------------------------------------



By /s/ John Fraser*
------------------------------------------------
(John Fraser, Director)

Date: August 14, 2001
------------------------------------------------



By /s/ Walter Pickering*
------------------------------------------------
(Walter Pickering, Director)

Date: August 14, 2001
------------------------------------------------







*By: Charlie Rodriguez
     ------------------------
     Attorney-in-Fact