Form 10QSB
period 2001-09-30
EPHONE TELECOM INC
filed 2001-11-14
CIK 1085082

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

 (MARK ONE)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

|_|        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT

                        Commission File Number 000-27699


                              ePHONE Telecom, Inc.
        (Exact Name of small business issuer as specified in its charter)

                      Florida                        98-0204749
                      -------                        ----------
          (State or other jurisdiction of            (IRS Employer
          incorporation or organization)             Identification No.)


                              1145 Herndon Parkway
                          Herndon, Virginia 20170-5535
                    (Address of principal executive offices)

                                 (703) 787-7000
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes _____ |_| No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2001, we had 32,138,408 outstanding shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure Format (check one): |_| Yes  |X|  No
                              ePHONE Telecom, Inc.

                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                                                       Page

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 2001 and December 31, 2000........................1

                  Statements of Operations for the
                  Nine Months Ended September 30, 2001 and 2000........................................2

                  Statements of Operations for the
                  Three Months Ended September 30, 2001 and 2001.......................................3

                  Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000........................................4

                  Notes to Consolidated Financial Statements...........................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................8



Part II - Other Information

Item 1.           Legal Proceedings...................................................................14

Item 2.           Changes in Securities and Use of Proceeds...........................................14

Item 3.           Defaults Upon Senior Securities.....................................................14

Item 4.           Submission of Matters to a Vote of Security Holders.................................14

Item 5.           Other Information...................................................................14

Item 6.           Exhibits and Reports on Form 8-K....................................................14

Signatures        ....................................................................................15


PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              ePHONE Telecom, Inc.
                                 Balance Sheets
                                   (Unaudited)

                                                                         September 30,          December 31,
                                                                              2001                  2000
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                       $           249,452  $          1,525,978
     Investment in marketable securities                                               -             2,170,908
     Restricted cash                                                                   -               579,435
     Accounts receivable                                                          87,088                39,200
     Inventory                                                                   110,007               553,218
     Other receivables                                                            22,712                18,893
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------
          Total current assets                                                   469,259             4,887,632

Property and equipment, net                                                    1,551,499               999,902
Array Telecom license, net                                                             -             1,663,942
Investment in ePHONE Technologies, Inc.                                          185,000               185,000
Other assets                                                                      37,043               102,543
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

          Total assets                                               $         2,242,801  $          7,839,019
                                                                        =================     =================
                                                                        =================     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                $           666,403  $            309,258
     Accrued liabilities                                                         655,052             1,169,244
     Customer advances                                                            25,853                25,853
     Deferred revenue                                                            279,958                     -
     Capital lease obligation                                                     21,810                     -
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------
          Total current liabilities                                            1,649,076             1,504,355

Capital lease obligation, net of current portion                                  19,987                     -
Deferred royalty obligation                                                            -               410,000

Stockholders' Equity:
    Common stock, $0.01 par value, 150,000,000 shares authorized; 32,138,408 and
        17,453,848 shares issued and outstanding at September 30, 2001 and
        December 31, 2000,
         respectively                                                             32,138                17,454
     Additional paid in capital                                               21,609,388            21,204,687
     Accumulated other comprehensive income                                            -                22,221
     Accumulated deficit                                                    (21,067,788)          (15,319,698)
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------
          Total stockholders' equity                                             573,738             5,924,664
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

           Total liabilities and stockholders' equity                $         2,242,801  $          7,839,019
                                                                        =================     =================

See accompanying notes to unaudited financial statements.

                              ePHONE Telecom, Inc.
                            Statements of Operations
              For The Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                              2001                  2000
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Revenues                                                             $         1,651,347   $           325,865
Cost of revenues                                                               1,220,677               181,646
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Gross Profit                                                                     430,670               144,219

Sales and marketing expenses                                                   1,049,700             1,541,011
General and administrative expenses                                            4,253,155             2,206,865
Non-cash compensation expenses - general and administrative                      123,720             7,433,445
Write off of Array Telecom license and the disposal of
    obsolete inventory and equipment, net                                        871,471                     -
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Loss from operations                                                         (5,867,376)          (11,037,102)
Interest and other income, net                                                   119,286               116,060
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Net loss                                                             $       (5,748,090)   $      (10,921,042)
                                                                        =================     =================
                                                                        =================     =================

Loss per share (basic and diluted)                                   $            (0.26)   $            (0.80)
                                                                        =================     =================
                                                                        =================     =================

Weighted shares outstanding used in calculation - Basic and
      Diluted                                                                 22,355,401            13,602,306
                                                                        =================     =================
                                                                        =================     =================


See accompanying notes to unaudited financial statements.


                              ePHONE Telecom, Inc.
                            Statements of Operations
             For The Three Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                              2001                  2000
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Revenues                                                             $         1,138,627   $           273,624
Cost of revenues                                                                 744,851               159,494
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Gross Profit                                                                     393,776               114,130

Sales and marketing expenses                                                     134,349               623,911
General and administrative expenses                                            1,160,735               742,927
Non-cash compensation expenses - general and administrative                        1,220             3,599,634
Write off of Array Telecom license and the disposal of
    obsolete inventory and equipment, net                                        871,471                     -
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Loss from operations                                                         (1,773,999)           (4,852,342)
Interest and other income, net                                                     7,836                96,019
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Net loss                                                             $       (1,766,163)   $       (4,756,323)
                                                                        =================     =================
                                                                        =================     =================

Loss per share (basic and diluted)                                   $            (0.06)   $            (0.34)
                                                                        =================     =================
                                                                        =================     =================

Weighted shares outstanding used in calculation - Basic and
      Diluted                                                                 31,718,947            13,988,853
                                                                        =================     =================
                                                                        =================     =================


See accompanying notes to unaudited financial statements.

                              ePHONE Telecom, Inc.
                            Statements Of Cash Flows
              For The Nine Months Ended September 30, 2001 And 2000
                                   (Unaudited)

                                                                              2001                  2000
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------
Cash flows from operating activities:
Net loss                                                             $       (5,748,090)  $       (10,921,042)
Adjustments to reconcile net loss to cash used in operations:
     Depreciation and amortization                                               772,764               290,904
     Fair value of stock issued charged to operations                            122,500             4,435,098
     Stock option benefits charged to operations                                       -             3,002,403
     Deferred royalty expense                                                    193,334                     -
     Inventory reserve                                                           108,900                     -
    Write off of Array Telecom license and the disposal of
         obsolete inventory and equipment                                        871,471                     -
     Other                                                                       (8,769)                     -
Changes in operating assets and liabilities:
     Accounts receivable and other receivables                                  (51,707)             (104,313)
     Inventory                                                                    14,632             (601,988)
     Prepaid and other assets                                                     65,500               160,162
     Accounts payable                                                            357,145                62,644
     Accrued liabilities                                                       (514,192)                26,653
     Due to related parties                                                            -              (91,995)
     Deferred revenue                                                            279,958                     -
     Customer deposits                                                                 -                31,327
                                                                        -----------------     -----------------

Net cash used in operating activities                                        (3,536,554)           (3,710,147)
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Cash flows from investing activities:
     Purchase of fixed assets                                                  (805,737)             (747,996)
     Purchase of Array Telecom license                                                 -           (2,207,383)
     Purchase of Investments                                                           -           (2,780,990)
     Redemption of marketable securities                                       2,194,157                     -
     Deposit to restricted cash, net                                             579,435           (1,894,865)
                                                                        -----------------     -----------------

Net cash provided by (used in) investing activities                            1,967,855           (7,631,234)
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                           296,885               250,000
Proceeds from issuance of special warrants, net                                        -            14,044,438
Repayments on capital lease                                                      (4,712)                     -
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Net cash provided by financing activities                                        292,173            14,294,438
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Net (decrease) increase in cash                                              (1,276,526)             2,953,057
Cash, beginning of period                                                      1,525,978                82,747
                                                                        -----------------     -----------------
                                                                        -----------------     -----------------

Cash, end of  period                                                 $           249,452  $          3,035,804
                                                                        =================     =================

See accompanying notes to unaudited financial statements.

                              ePHONE Telecom, Inc.
                          Notes To Financial Statements
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ePHONE Telecom, Inc. was incorporated in 1996 under the laws of the State of Florida, and is traded on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "EPHO". We were a development stage company, as defined in Statement of Financial Accounting Standard No. 7 until we began generating revenues from our principal business activities during the three month-period ended September 30, 2001.

Our vision is to become a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone one-step dialing, using Voice over Internet Protocol ("VoIP") technology. Using a call origination approach that involves its own Customer Premise Equipment ("CPE"), and a combination of its own dedicated Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), our plans to develop the capacity to provide voice and fax transmission and other telephony features at high quality and low cost.

We have prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes thereto contained in our 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which in our opinion are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we have incurred losses since our inception and have accumulated a deficit of $21,068,000 (unaudited) at September 30, 2001.

At September 30, 2001, we had a $1,179,817 working capital deficit. At the current level of operations, we believe that we have the ability to continue as a going concern. However, without raising additional captail we will not be able to expand our network as quickly as planned. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Certain 2000 balances have been reclassed to conform to the 2001 presentation.

Revenue Recognition

We recognize telecommunication services revenues over the period services are provided. Monthly recurring telecommunications services are billed in advance with any portion that is billed for which we have not yet provided services is recorded as deferred revenue.

Net Loss Per Share

The Company reports basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock. For the three and nine months ended September 30, 2001 options and warrants to purchase 27,316,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.


NOTE 2 - ARRAY TELECOM LICENSE

In March, 2000, we entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, we made an initial payment to Comdial of $2.65 million and received the fixed assets of Array Telecom, assumed the lease of Array Telecom's Herndon, Virginia facility and an exclusive license for all Voice over Internet Protocol (VoIP) technology that had been developed by Array Telecom for a period of five years. The License Agreement required that we pay additional minimum royalty fees for the VoIP technology over a five-year period.

During the fourth quarter of 2000, we determined that due to the rapidly changing technology in the VOIP industry, a shorter amortization life for the License Agreement was appropriate and shortened the expected life to three years. The shortened life gave rise to a deferred royalty obligation representing the difference between the straight-line expense over the shortened three-year life of the License Agreement and the actual royalty payments which were scheduled to be made over a five-year period.

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial has responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 accrued royalty plus interest. We believe the $215,000 plus interest is our maximum exposure in the event of an unfavorable outcome. Since Comdial has terminated the License Agreement, we have reversed the previously recorded deferred royalty obligation of $603,000 during the three months ended September 30, 2001.

We have also decided to discontinue use of the Array Telecom technology and therefore, have written off the remaining balance of the Array Telecom License of $1,109,295 at September 30, 2001. We have presented the net effect of the write off of the Array License and the reversal of the deferred royalty obligation along with a write-off of other Array Telecom technology assets in the statement of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001 and 2000 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $74,000 and $110,000, respectively.

During the nine months ended September 30, 2001, we paid $248,000 to ePHONE Technologies, Inc., a company we hold a 20% equity interest in , for consulting services. We also paid $25,000 in consulting fees to one of our officers, and paid $100,000 as provided for in a Service and Deployment Agreement with 7bridge Systems, LTD, a related party.

NOTE 4 - MARKETABLE INVESTMENTS

Our available-for -sale investments consisted of debt instruments issued by federal and state government agencies. During the nine months ended September 30, 2000, we redeemed the remaining $2,194,000 of available-for-sale debt securities.


NOTE 5 - STOCKHOLDER'S EQUITY

During the nine months ended September 30, 2001, the Board of Directors approved the grant of 3,975,000 stock options pursuant to our 2000 Long Term Incentive Plan. The exercise price of the options was $.50 and the vesting periods range from immediate to 3 years.

On February 14, 2001, the Board of Directors approved the issuance of 250,000 stock options to a consultant in exchange for services to be provided. The stock options have an exercise price of $0.50 and expire in three years. The vesting terms are subject to management's discretion and have not yet been determined. The market value of our common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the three-month period ended March 31, 2001.

On March 23, 2001, we entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Charles Yang to resolve all claims and disputes between us and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from us . Pursuant to the terms of the Settlement Agreement, we agreed to pay Mr. Yang $400,000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of our common stock. We recorded $180,000 in expense related to this settlement during the three month period ended March 31, 2001. The fair value of the stock on the date of issuance was $80,000 and is recorded as non-cash compensation in the statement of operations.

In early 2000, we sold a total of 13,436,316 Special Warrants, as adjusted for
redemptions and penalties, to investors.   On August 13, 2001 final receipts
from the regulators of the British Colombia, Alberta, Ontario and Quebec provinces in Canada were received for the registration prospectus dated August 7, 2001. Each Special Warrant was then deemed converted, as provided for in the special warrant agreement, into one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.60 per share expiring on March 31, 2002, for no additional consideration.

On October 1, 2001, The Board of Directors approved the repricing of all outstanding warrants including the warrants which were issued upon the exercise of the Special Warrants to a price of $0.35 per share. Subsequent to September 30, 2001, we received $297,000 for the exercise of warrants to purchase 848,243 shares of our common stock.

NOTE 6 - MAJOR CUSTOMER

For the nine months ended September 30, 2001, all of our hardware sales, representing approximately 31% of our total sales revenue were to one customer.

ITEM II.       MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

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

Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We have experienced losses since our inception, however due to the change in strategy we expect to have positive cash flow in the near future. Our auditors included a paragraph in their Report of Independent Certified Public Accountants on our December 31, 2000 financial statements drawing special attention to several factors that raise doubt about our ability to continue as a going concern.

OVERVIEW

The third quarter of FY 2001 was one of transition for us. Management's decision in the second quarter to introduce Cisco equipment and to begin implementing a private network, as opposed to exclusively using the Internet for transport, proved to be fundamental to the generation of our telephony based revenues. We began carrying production traffic, both wholesale and retail, on this new network in the third quarter of 2001. This major milestone marks the first time we have produced revenue from the provision of telecommunications services in our history.

Our core strategy had been to deploy and manage a global Internet telephony services network using the Array series of products and customer premises equipment (Business Direct and Business Connect services). Our decision to deploy the new network was based on several underlying factors that were initially seen as providing a broader based business strategy but one that worked in conjunction with our original plan and supplemented the existing Array network in areas where it was deficient, primarily carrier interconnectivity and billing functionality. Our new network was intended to interconnect with the Array network providing supplemental revenues by allowing wholesale arbitrage and providing increasingly competitive rates for the retail programs being deployed in Europe.

Our new network was deployed and brought into production in 75 days. The Array network, after more than 12 months of effort was still not able to support production traffic. This called into question the viability of the Array technology as well as our original strategy. The respective time and effort spent on the implementation of the two networks led management quickly to the conclusion that the Array network should be abandoned and to commit fully to a network based on Cisco equipment. This decision in turn demanded a complete review of our strategy and consideration of changes in the market. The market was re-evaluated and determined to have evolved in several significant dimensions:

o The Public Internet was no longer the least expensive source of transport in all instances. Depending on routes it could be more economical and provide a much higher quality of service to use VoIP protocol and interconnecting network nodes or points of presence (POPs) using leased lines.

o        Participation in the wholesale  telecommunications  market was becoming
         necessary   to  obtain   competitive   rates   and   access  to  direct
         international routes.

o The dot.net (used to refer to the telecommunications service providers using the internet) downturn substantially damaged the credibility of companies dealing in the international telecommunications market. As a result of these companies going out of business many carriers were left with substantial bad debts.

o The dot.net downturn had driven many dot.net service providers out of the US market and made it increasingly difficult for the retail service providers to obtain credit from carriers. The sudden decrease in the number of service providers was providing domestic opportunities in what had previously been a cutthroat market.

In addition, this re-evaluation led to the realization of several key elements unique to our specific circumstances:

o We do not have the resources to pursue marketing efforts in both Europe and the United States simultaneously.

o Due to proximity and the current market dynamics we have a stronger position to pursue opportunities in the United States.

o As an inter-exchange carrier we could acquire international termination more economically by locating POPs in certain key "Carrier Hubs" than by distributing POPs in each country in which we chose to operate.

o While customer premises equipment (CPE ) has a role to play in integrating voice and data services the complexities of deployment, configuration and support are significant. This market is defined by facilities providers that provide high speed Internet access and therefore requires a specific geographic presence in a market to be developed. These issues raised the cost of entry into this market to a level we could not sustain.

OUR PLAN

Early in the third quarter, management made the decision to implement a new business plan. We would be rapidly re-engineered to become an inter-exchange carrier and retail services provider with an initial focus on the domestic market in the United States. We identified one of our strengths as the innovative marketing and selling abilities of our current management team. A key element of the new plan was to use these abilities to focus on less competitive market segments where high margins could be realized. During the third quarter of 2001, the new plan was executed and the following actions taken:

o Interconnections with 10 new carriers in New York were negotiated, provisioned and activated. These interconnections provided competitive rates to Africa, Eastern Europe, Asia and South America. Additional carrier interconnections were arranged to provide substantial 800 access to the switch and A to Z (world) termination at competitive rates.

o The ePHONE "Unlimited" program was launched. This retail program is a telemarketing driven unlimited domestic long distance program for the US. It is a recurrent program, meaning a client signs up and is billed at a set monthly fee enabling them to make an unlimited number of long distance calls to the 48 continental states during that month. The client is automatically billed each month until the service is terminated. This program began producing revenues in August.

o Wholesale arbitrage opportunities were identified and closed. Key destinations being sold are Eastern Europe, China and Africa. These activities began producing revenue in August.

o A call center was established and staffed to deal with the customer service issues arising from the Unlimited program.

o A carrier class Global Network Management Center (GNMC) was built and equipped to manage the new network. This facility was operational by July. It monitors the network status and responds to technical issues 24 hours a day 7 days a week.

o A relationship was developed with Global eTelecom to process checking account transactions through an Automatic Clearing House (ACH) to facilitate monthly billing transactions.

o        Our monthly cash burn rate was decreased by:

o Negotiating settlements with all service providers in Europe and de-installing the Array equipment. o Selling off all residual equipment and inventory associated with the Array equipment. o Negotiating the sale of our CPE inventory. o Downsizing and re-engineering the organization to meet our new needs.

o Marketing, public and investor relation activities were dramatically increased to ensure shareholders, analysts and the market in general were made aware of our new focus and activities.

o Outsourcing alternatives were evaluated to improve customer service response times and to implement customer relationship management systems. We are in the process of making a decision on the appropriate system and approach, with implementation to begin immediately thereafter.

During the third quarter of 2001 we were firmly established as a new, but active, Inter-exchange carrier, developing a reputation for innovative retail programs. Our "Unlimited" program and wholesale arbitrage revenues continued to increase since we introduced the program in mid-August 2001. We expect revenues from these programs to continue to increase in the foreseeable future.

We have attended two trade shows during the fourth quarter of 2001 and are planning to further expand our network to encompass "Carrier Hubs" in both Miami and Los Angeles. We believe that establishing points-of-presence in these two locations is fundamental to further improving our competitive position, and will allow us to provide more competitive carrier interconnects. Miami is a nexus for carriers focused on South America and the Caribbean and Los Angeles is a hub for Asian termination.

Our decision to move to a new technology necessitated a review of our license agreement with Comdial, the licensor of the Array technology. This contract provided for an initial payment and quarterly payments for the ensuing 5 years based on revenues produced from the sale of Array Gateways. The contract review and discussions with customers of the Array 3000 Gateway yielded some unexpected results. It began to appear that there might have been some improprieties in the sale/transfer of the Array intellectual property to which we purportedly purchased the exclusive license. We have retained legal counsel and this issue has now been submitted for arbitration according to the provisions of the contract. According to advice from counsel, management believes it has cause and is requesting a refund of all monies paid to Comdial plus damages, including the amounts originally paid to purchase the license.

We are optimistic about our future opportunities. Our strong focus on sales and marketing activities began producing results during the third quarter of 2001. Our achievements in the third quarter of 2001 demonstrates that we have the expertise and ability to adapt to changing market conditions and the commitment to critically review programs to ensure they are achieving the desired results. Notwithstanding the turnaround we realized in the third quarter of 2001, the ground to make up in the fourth quarter of 2001 to achieve the goals set for entire year of 2001 may not be achieved because we were forced to rebuild our network to be in a position to generate ongoing revenue. We expect revenues will continue to increase through the fourth quarter of 2001 and new programs will continue to be launched which we believe will further increase our revenue growth in the future. We believe that we are now well positioned for a solid revenue base developing in FY 2002.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our net loss and net loss per share were as follows for the three months and nine months ended September 30, 2001:

                                Three months        Three months      Nine months ended    Nine months ended
                              ended September     ended September         September            September
                                  30, 2001            30, 2000            30, 2001             30, 2000
    Net loss                 $ (1,766,000)       $  (4,756,000)       $  5,748,000)        $(10,921,000)
    Net loss per share       $      (0.06)       $       (0.34)       $      (0.26)        $      (0.80)

During the three and nine month periods ended September 30, 2001, we began recognizing revenue under our "Unlimited Access" telecommunications program. This coupled with the significant reduction on non-cash general and administrative costs during 2001 compared to 2000 were the primary reasons for the significant decrease in our net loss

Revenues

The increase for both periods is attributed to the Company's "Unlimited Access" Program, which began in mid August. As shown in the table below, this program accounted for all of ePHONE's revenue during the three months ended September 30, 2001 and did not account for any revenue during 2000. During September 2001, cash collections of $279,958 were considered pre-paid and are reflected in the Current Liability section of the Balance Sheet as "Deferred Revenue". As ePHONE continues to focus on retail and wholesale offerings, sales of equipment are not expected to be significant in the future.

                                                    Three            Three          Nine months        Nine months
                                                    months           months            ended              ended
                                                    ended            ended           September          September
                                                  September        September         30, 2001           30, 2000
                                                   30, 2001         30, 2000
    Telecommunications Services               $     1,139,000  $             -  $      1,139,000   $              -
    Telecommunications Equipment Sales           -                     274,000           512,000            326,000
                                                 ------------- -- ------------- -- -------------- --- --------------
    Total                                     $     1,139,000  $       274,000  $      1,651,000   $        326,000

Cost of revenues

                                    Three months          Three months           Nine months           Nine months
                                   ended September       ended September       ended September       ended September
                                      30, 2001              30, 2000              30, 2001              30, 2000

    Telecommunications
    Services                   $            745,000  $                  -  $            745,000  $                  -
    Telecommunications
    Equipment Sales                               -               159,000               476,000               182,000
                                  ------------------ -- ------------------ -- ------------------ -- ------------------
                                  ------------------ -- ------------------ -- ------------------ -- ------------------
    Total                      $            745,000  $            159,000  $          1,221,000  $            182,000

For the three months ended September 30, 2001, cost of goods sold represented commissions, activation fees and processing charges related to our telecommunications services program. Prior to the three month period ended September 30, 2001, cost of goods sold was related to telecommunications equipment sales. Gross margin for the three months and nine months ended September 30, 2001 totaled $394,000 (34.6%) and $430,000 (26.0%), respectively, and the change in our gross margin percentage from the prior year is due to the change in our sales mix.

Sales and marketing

Sales and marketing expense decreased from $624,000 to $134,000 for the three months ended September 30, 2001 and 2000, respectively, and from $1,541,000 to $1,050,000 for the nine months ended September 30, 2001 and 2000, respectively. During 2000, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where we were deploying our network. There were no similar expenditures incurred during 2001. Currently, sales and marketing expense consists primarily of marketing commissions and salaries.

General and administrative

General and administrative expense increased from $743,000 to $1,161,000 for the three months ended September 30, 2001 and 2000, respectively, and from $2,207,000 to $4,253,000 for the nine months ended September 30, 2001 and 2000, respectively. We expect general and administrative expenses to level off or decrease in the future due to our changes in the business plan which resulted in non-recurring expenses for nine months ending September 30, 2001.

Write-off of Array Telecom License

In March 2000, we entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, we made an initial payment to Comdial of $2.65 million and received the fixed assets of Array Telecom, assumed the lease of Array Telecom's Herndon, Virginia facility and an exclusive license for all Voice over Internet Protocol (VoIP) technology that had been developed by Array Telecom for a period of five years. The License Agreement required us to pay additional minimum royalty fees for the VoIP technology over a five-year period.

During the fourth quarter of 2000, we determined that due to the rapidly changing technology in the VOIP industry, a shorter amortization life for the License Agreement was appropriate and shortened the expected life to three years. The shortened life gave rise to a deferred royalty obligation representing the difference between the straight-line expense over the shortened three-year life of the License Agreement and the actual royalty payments, which were scheduled to be made over a five-year period.

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial has responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 accrued royalty plus interest. We believe that $215,000 plus interest is our maximum exposure in the event of an unfavorable outcome. Since Comdial has terminated the License Agreement, We have reversed the previously recorded deferred royalty obligation of $603,000 during the three months ended September 30, 2001. We have also decided to discontinue using the Array Telecom technology and have written off the remaining balance of the Array Telecom License of $1,109,000 at September 30, 2001.

Income taxes

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At September 30, 2001, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

We have funded operations primarily through equity financing. We do not have a line of credit or similar credit facility available to us. During the nine months ended September 30, 2001, we raised $297,000 from the exercise warrants for the purchase of 848,000 shares of our common stock. On April 20, 2000, we closed an offering of Special Warrants, receiving net proceeds of approximately $12,205,000. The total number of Special Warrants we sold in that offering was 13,780,837. The special warrant agreements contained certain penalties in the event that we did not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. We failed to meet these deadlines, and consequently; each special warrant holder was entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they held by the same percentage ("Redemption Right"). In addition, each special warrant holder will receive an additional 10% of their original investment in shares of our common stock upon the exercise of the special warrants. As of March 31, 2001, all special warrant holders exercised their Redemption Rights, and we returned $1,895,000 to these investors. We completed the registration of our common stock in Canada, and our investors exercised their special warrants causing us to issue 13,436,316 shares of our common stock and warrants to purchase 13,436,316 shares of our common stock for $1.60 per share.

During the third quarter of 2001, we undertook several initiatives to raise additional capital, including reducing the price of the warrants issued on exercise of the special warrants, along with all other outstanding warrants exercising between $1.60 - $0.50, to $0.35 in an effort to encourage investors to exercise these warrants. The warrants were repriced to better reflect the current market price

For the nine months ended September 30, 2001, our operating activities used $3,537,000 of cash. Our net loss for the period was offset by non-cash expenses and increases in our accounts payable. For the nine months ended September 30, 2001, investing activities provided $1,968,000 of cash as a result of the redemption of marketable securities offset by payments to purchase fixed assets, with financing activities generating $292,000 in cash from the exercise of stock purchase warrants. We had cash totaling $249,000 at September 30, 2001, which we believe is sufficient to enable us to operate until we raise additional equity financing. However, should such financing not be available to us when needed or, available on terms favorable to us we may need to scale back operations and planned expansion. If additional funds are received from the sale of shares of our common stock, existing stockholders may experience significant dilution.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern. We have experienced net losses since our inception, currently have a working capital deficit, and are in need of additional investment capital to expand our operation and introduce new products to market.

Although we believe that our operating results will improve, there can be no assurances that positive results will occur and we may experience adverse results of operation in the future. Should this occur, we will not be able to satisfy our current obligations in the normal course of business and may not be able to obtain additional investment capital on terms acceptable to us, or at all. At the current level of operations, we believe that we have the ability to continue as a going concern. However, without raising additional capital, we will not be able to expand our network as quickly as planned. Our anticipated cash flows from future operations is largely dependent upon our ability to achieve our sales and gross profit objectives from our current products and the new products we launched in 2001. We are actively pursuing additional equity financing to provide the funds for expansion and for working capital, however we cannot be assured that we will be able to secure the needed funds or that should we be able to obtain these funds that they will be on terms acceptable to us.

STOCK COMPENSATION ACTIVITY DURING 2001

On February 14, 2001, the Board of Directors approved issuance of 2,250,000 stock options pursuant to ePHONE's 2000 Long Term Incentive Plan. The exercise price of the options was $.50 and the vesting periods range from immediate to 3 years.

On February 14, 2001, the Board of Directors approved the issuance of 250,000 stock options to a consultant in an exchange for services to be provided. The stock options have an exercise price of $0.50 and expire in three years. The vesting terms are subject to Management's discretion and have not yet been determined. The market value of ePHONE's common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the three-month period ended March 31, 2001.

As further described in Legal Proceedings, we entered into a Settlement agreement with Charles Yang on March 23, 2000. Pursuant to the terms of the agreement, we agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of our common stock. We recorded $180,000 in expense related to this settlement during the three months ended March 31, 2001. The fair value of the stock issued was $80,000 and is recorded as non-cash compensation in the statement of operations.

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On March 23, 2001, we entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Charles Yang to resolve all claims and disputes between the Company and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from the Company. Pursuant to the terms of the Settlement Agreement, the Company agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of our common stock.

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages due to what ePHONE believes to have been violations by Comdial of the Array Telecom License Agreement. Comdial has responded to ePHONE's arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 accrued royalty plus interest. We anticipate that this arbitration will be settled during 2002.


ITEM 2 - CHANGES IN SECURITIES

Not applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 - OTHER INFORMATION

Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 A.  Exhibits

           Exhibit No.        Description
           ---------------    -------------------------------------------------------------------------------------
           ---------------    -------------------------------------------------------------------------------------

           3                  Articles of Incorporation.  (Incorporated by reference to the Form 10-SB filed on
                              October 15, 1999)

           3.1                Amendment to Articles of Incorporation (Incorporated by reference to the Form 10-SB filed on October 15, 1999)

           3.2                Amendment to Articles of Incorporations (Incorporated by reference to the Form
                              10-SB filed on January 5, 2000)

           3.3                Bylaws (Incorporated by reference to the Form 10-SB filed on October 15, 1999)


B.   Reports on Form 8-K: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ePHONE Telecom, Inc.
(Registrant)



By /s/ Carmine Taglialatela
------------------------------------------------
(Carmine Taglialatela, President and Chief Executive Officer)

Date:  November 12, 2001

By /s/ Charlie Rodriguez
------------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)


Date: November 12, 2001