Form 10KSB
period 2001-12-31
EPHONE TELECOM INC
filed 2002-04-15
CIK 1085082

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-0001
                                   FORM 10-KSB

 (MARK ONE)

         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

                         Commission File Number 0-27669

                              ePHONE Telecom, Inc.
                 (Name of small business issuer in its charter)

                      Florida                                98-0204749
                      -------                                ----------
          (State or other jurisdiction of                 (I.R.S.  Employer
          incorporation or organization)               Identification Number)

          1145 Herndon Parkway, Suite 100
                 Herndon Virginia                               20170
                 ----------------                               -----
     (Address of principal executive offices)                (Zip Code)

                                 (703)-787-7000
                            Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                       None                                       None
                       ----                                       ----
               (Title of each Class)                     (Name of each exchange
                                                          on which registered)

                  Securities registered under Section 12(g) of
                               the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_|No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for the year ended December 31, 2001 were $3,589,840. Aggregate market value of voting stock held by non-affiliates of 32,920,713 shares outstanding at December 31, 2001 was approximately $6,255,000. Amount was computed using the average bid and ask price as of December 31, 2001, which was $0.19. As of December 31, 2001, a total of 32,987,381 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (check one):  |_| Yes   |X| No
                              ePHONE TELECOM, INC.

                                   FORM 10-KSB

                                      INDEX

                                                    Part I                                           Page

Item 1.           Description of Business..............................................................4

Item 2.           Description of Properties...........................................................12

Item 3.           Legal Proceedings ..................................................................13

Item 4.           Submission of Matters to a Vote of Security Holders ................................14


                                                    Part II

Item 5.           Market for Common Equity and Related Stockholder Matters............................14

Item 6.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.......................................................16

Item 7.           Financial Statements................................................................23

Item 8.           Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............................................23


                                                   Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act...............................23

Item 10.          Executive Compensation..............................................................26

Item 11.          Security Ownership of Certain Beneficial Owners and Management......................28

Item 12.          Certain Relationships and Related Transactions......................................30

Item 13.          Exhibits and Reports on Form 8-K....................................................31

Registrant Signatures ................................................................................32



FORWARD LOOKING STATEMENTS

Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Description of Business" and elsewhere contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although ePHONE believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in these forward-looking statements.

Forward-looking statements include but are not limited to:

o Expectations and estimates as to completion dates of the Network of Regional gateways ePHONE is installing and the Network;

o ePHONE's ability to implement successfully ePHONE's operating strategy as described in the business plan of ePHONE;

o        Future  financial   performance  as  estimated  in  ePHONE's  financial
         projections;

o        ePHONE's forecasts of customer or market demand;

o        Highly competitive market conditions;

o Changes in or developments under laws, regulations and licensing requirements in regions ePHONE is installing gateways; and

o        Changes in telecommunications technology.

This list of categories of forward-looking statements should not be construed as exhaustive. ePHONE will not update or revise any forward-looking statements.

Certain factors that could cause ePHONE's forward-looking statements not to be correct and cause ePHONE's actual results to materially vary from projections made in forward-looking statements are set forth in Section E (Risk Factors) of
Item 6 below.

PART I


ITEM 1.       DESCRIPTION OF BUSINESS


A.  Overview

ePHONE was incorporated pursuant to the laws of the State of Florida, effective May 3, 1996, as IRA Fund Brokers Corp., changed its name to IFB Corp. on April 6, 1998 and on March 22, 1999, IFB Corp changed its name to ePHONE Telecom, Inc.

The development of ePHONE's current business plan essentially commenced as of June 2001. From the date of incorporation until November, 1998 ePHONE did no business and made no attempt to develop any business. From November 1998 until December 31, 1999, ePHONE focused its efforts on the review of business opportunities and from January 1, 2000 to June of 2001 focused on the development of the business model that was a precursor to the current business plan.

On March 31, 2000, ePHONE entered into a Strategic Alliance Agreement and License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owed subsidiary of Comdial. In connection with these agreements ePHONE acquired certain fixed assets from Array Telecom and obtained an exclusive license for all Voice over Internet Protocol technology that had been developed by Array Telecom for a period of five years.

The Array Telecom business model that was proved to be based on a technology that could not be economically implemented. This technology consisted of proprietary Voice Over Internet Protocol (VOIP) gateways, calling card and network management software that was intended to be used with customer premises equipment (CPE) VOIP gateways. Several contracts had been signed and the network was deployed in several European cities by the third quarter of 2000. After extensive testing was conducted, ePHONE concluded that the network provided inadequate quality and functionality. The system did not have an integrated billing capability. The third party billing solution being bridged to the proprietary system was too cumbersome to support the necessary day-to-day activities of billing, PIN generation and reporting. Further, no provision in the system could be made for the management of a network of CPE devices, which had needed to be managed as a separate billing entity. Furthermore, it was determined that the equipment supported a very limited set of telecommunications protocols, making it difficult or impossible to interconnect with other carriers.

ePHONE underwent an evaluation of alternatives, costs involved, probabilities of success and determined that it would be in the company's best interests to transition to state of the art technologies that were in production and could be deployed rapidly. In this regard, ePHONE made a strategic decision that the Array Technology systems should be integrated with Cisco and Sun Microsystems products with a Mind CTI billing system. The combination of cutting edge technology would immediately broaden the range of services that could be provided and allow ePHONE to compete in the retail and wholesale market. A new strategy was developed to overcome the deficiencies of the Array Telecom system and implementation commenced in May of 2001. The new network was then built in seventy -five (75) days and was generating revenue in 90 days.

Due to ongoing integration and migration issues, the viability of the Array technology as well as ePHONE's original strategy was questioned. The respective time and effort spent on the implementation of the two networks led management quickly to the conclusion that the Array network should be abandoned and to commit fully to a network based on Cisco equipment.

ePHONE commenced commercial operations utilizing the new strategy of a Cisco network in August of 2001 and has generated revenues of over $3.5 million in 2001.

B.  STRATEGIC PLAN

ePHONE's strategy is to become a next generation global facilities based marketing and sales oriented telecommunications carrier providing a full complement of telecommunications and data services utilizing the efficiency and reliability of new generation VOIP based telecommunication technologies.

This entails operating as a wholesale carrier, interexchange carrier and as a retail services provider. Using a private Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), ePHONE has developed the capability to provide voice and data transmission and other telephony features at high quality and low cost. ePHONE's role as an Interexchange Carrier allows ePHONE to capitalize on inexpensive wholesale termination rates, which can be further leveraged into retail products in order to increase overall margins.

ePHONE has developed this strategy to take advantage of the current market conditions while positioning itself to accommodate future developments and trends. The key elements are simple individually but require the technology, management expertise and experience to take advantage of them. ePHONE believes it has gained a significant competitive advantage through its ability to:

o Capitalize on the oversupply of bandwidth to continually build out and improve its network by utilizing leased lines to provide a reliable, high quality transmission facility. This is achieved with slightly higher cost than the cost of using the Internet as the transport medium while providing a managed network environment with superior call quality.
o Utilize the latest standards based technologies to deploy a network capable of interfacing to both legacy networks (traditional telephone networks) and the variety of VOIP networks being deployed.
o Introduce higher margin retail products such as ePHONE's Unlimited Domestic Calling Program, reseller program, proprietary products to enhance and provide ease of customer calling on the ePHONE network, DSL reseller program, 1+ dialing services and prepaid calling cards.
o        Build traffic volume through wholesaling minutes to other carriers.
o Aggregate ttaffic to increase volumes to certain geographic destinations which results in decreased cost per minute.
o Open new markets while decreasing termination costs. A distinct advantage of ePHONE's technology is the ability to rapidly and inexpensively deploy nodes or Points of Presence (POPs), which decrease the cost of terminating traffic as well as providing the opportunity to originate traffic.

         ePHONE has developed a strategy that builds one element upon the other to decrease the company's costs of providing service while increasing market penetration. ePHONE also employs a channel distribution model based on the development of partnerships both domestically and internationally. ePHONE's philosophy is to create and sustain ePHONE as a facilities based marketing and sales oriented telecommunications company.

C.  BUSINESS PLAN

ePHONE's plan is to become a global telecommunications carrier providing a full complement of telecommunications services, including a variety of retail services, wholesale arbitrage and data services, using Voice over Internet Protocol ("VOIP") technology over both the Internet and private leased circuits. ePHONE believes it can differentiate itself from the competition through innovative marketing approaches and techniques while utilizing state of the art technologies to provide a comprehensive array of competitive service offerings.

ePHONE's planned approach has four components:

o Utilization of high quality fiber lines provided by leased circuits and use of the Internet where appropriate to carry telecommunications traffic and to link nodes in the network.
o        Deliver a range of innovative products and services using its network.
o Compete as an interexchange carrier to ensure the most competitive rates are available for the retail products.
o Develop direct international connections to further enhance our ability to compete in the wholesale market while further improving margins on retail products.

As of the end of fiscal year 2001 ePHONE had deployed two network nodes, New York and Herndon, and is supporting six revenue generating retail programs as well as wholesale arbitrage traffic. ePHONE is interconnected with 18 carriers for origination of revenue generating traffic and termination of traffic both domestically and internationally. The six retail programs consist of five calling card programs targeted at the US, Mexico, the Philippines, Israel and Africa and the "Unlimited" Program. The Unlimited Program is a telemarketing driven domestic calling program providing unlimited continental US calling for $54.90 per month.

ePHONE's revenues for the fiscal year ending December 31, 2001 were $3,589,840. With the exception of approximately $500,000 generated from the sale of equipment in the first quarter of 2001, the revenue was generated from the new core business between August and the end of December.

ePHONE plans to introduce a new product in early Q2 of 2002 named eTRANSPORT ("eTRANSPORT"). The eTRANSPORT is a piece of equipment that is installed between the phone and the incoming phone line at the customer premises (CPE or Customer Premises Equipment). ePHONE's service to the customer is virtually the same as the 1+ long distance service, however it is prepaid with the added benefit of portability. The device is a transportable 1+ prepaid long distance service from phone to phone which allows call costs to be charged to the same prepaid service.

ePHONE has worked closely with the designer and manufacturer of eTRANSPORT and has integrated the device with our network. ePHONE has secured the exclusive rights to the version of the device that works with our network, which provides functionality and has a speed of connection that is faster than previous versions of the device. ePHONE is working with marketing entities to introduce the product to market through home shopping TV channels and large retail chains that are the after market distribution channels for products marketed "As Seen on TV".

ePHONE plans to position the service so the end user may save as much as 70% off their equal access based 1+ service. Currently, competitive long distance services are offered by service providers, who require the customer to sign an agreement in which the service provider then uses as authorization to order the carrier providing the actual circuits to the customer's premises to route all long distance calls to that service provider. The approach ePHONE is taking does not require any inter carrier or service provider coordination. The customer can use ePHONE's service regardless of which long distance carrier they are currently using, and they do not need to change carriers or inform them that they are using the ePHONE service.

ePHONE believes its aggressive approach to marketing and sales is as important as the technologies being employed. ePHONE has assembled a management team with diverse telecommunications experience and expertise. ePHONE is committed to staying at the leading edge of telecommunications and information technologies but believes its real competitive advantage will be sustained through a creative and innovative approach to acquiring and maintaining customers and channel distribution partners.

ePHONE plans for 2002 and beyond are to continue to build its network capacity, geographic coverage and utility while continuing to introduce new products and services. ePHONE's wholesale activities are focused on two fronts: increasing the support of different telecommunications protocols and pursuing international direct interconnections. Direct interconnections are located either over the Internet, or where economically feasible, over leased circuits to ePHONE's or a partner's equipment located in other countries. ePHONE believes the termination rates obtained through "directs" will lower termination costs which in turn will increase margins on both wholesale and retail programs. The development of direct interconnections is the focus of the franchise program wherein partners are solicited to install equipment in their own country but the equipment becomes a part of the ePHONE network and the revenues generated by the equipment are shared.

D.  NETWORK

ePHONE believes the development of IP telephony as a viable technology for providing telecommunications services is significant not only because of the reduction in costs, but also because of the enhanced services that it facilitates. Unlike legacy telecommunication systems, which are currently used by most providers of telecommunications services, IP telephony systems are open, and thereby, allow the integration of numerous services on a single platform. This integration provides significant cost advantages. Inherent in the conversion of voice to data over an IP network is an effective and efficient compression of the conversation. Effectively this means an increase in utilization of bandwidth or capacity, which translates into a decreased cost.

ePHONE's plan is for their network to be deployed worldwide, and it will consist of the following main elements:

o The use of a high quality IP backbone provided by a combination of leased lines and the Internet to carry telecommunications traffic and to link nodes in the network.

o        Strategically   placing  nodes  in  the  network  that  interface  with
         end-users and provide the actual services ePHONE will offer Points of Presence (POPs).

o        Co-location   of  Nodes  in  special   facilities  to  allow  low  cost
         interconnection to a variety of PSTN and IP network providers.

o Global Network Management Center (GNMC). From this centralized point of command, ePHONE's technical staff will use their best efforts to ensure uninterrupted operation of ePHONE's network and services. The GNMC will also serve as a collection point for billing information used in invoicing for services rendered.

1.  IP Backbone

In order to deliver high quality voice services that are comparable to traditional public telephone services, ePHONE requires a high quality IP backbone to carry traffic between its POPs. Currently, ePHONE is utilizing a 100 megabit per second dedicated IP bandwidth from Cogent between POPs.

The technology ePHONE employs allows the use of international and domestic private leased circuits until a more economical transport mechanism is available and provides the flexibility to move to new technologies as they evolve and become practical. Because of a VOIP technology called Real Time Protocol "RTP" header compression, the use of private leased circuits allows ePHONE to double the amount of traffic ePHONE can carry over a given bandwidth of circuit. This technology enables ePHONE to realize even more savings in the transport of traffic than an Internet only competitive carrier.

2.  Points of Presence (POPs)

In each region where ePHONE establishes a presence, equipment will be deployed. Each POP will interface to the IP Backbone in order to provide the numerous services that ePHONE intends to offer. The key components of each of our POPs will be the following:

o        Network  routers used to connect the POP as a whole to the IP backbone.
         These routers will allow access to our IP backbone by any device that is part of the company network. Such devices include gateways, and other sub-components of our switch.

o The PSTN/IP gateway that serves as the interface between the local PSTN (or other traditional telecommunications provider) and our IP backbone. This VOIP gateway is the bridge between our network and the existing public telephone network.

Application servers are used to deliver actual services to the end user. Similar to a web server, application servers will be used to host the applications that end users interact with. These servers are centrally located and accessed by the POPs either over the Internet or via the ePHONE network.

ePHONE proposes to deploy 4 more POPs during the course of 2002, Los Angeles (installed during Q1) Miami, London and Frankfurt. These six POPs will form the core of ePHONE's network. A second tier of POPs placed under the auspices of the franchise program is intended to provide direct termination to and access from various countries where the placement of such POPs are technically feasible and economically profitable. ePHONE expects to be able to place an additional 15 local access POPs per year under its Franchise and Partnership program.( Section
J: Partnership Programs)

3.  Global Network Management Center (GNMC)

The GNMC is the centralized command center from which ePHONE's technical staff manages the various components of the network, as well as all other services being provided. The GNMC is staffed 24 hours a day, 7 days a week. The GNMC, which is connected to the network via a high-speed dedicated IP connection, will provide the following services:

o Real-time collection of call detail record (CDR) information from all ePHONE POPs.

o Consolidation of all billing information generated by ePHONE POPs located throughout the network.

o Back office functions such as account setup, management, termination, and billing.

o IP network monitoring, to ensure, to the extent possible, that the IP backbone delivers consistently high quality performance and results.

o Monitoring of each POP in the network to ensure availability. Such monitoring will not be limited to monitoring on the IP network, but also PSTN availability of a given ePHONE POP.

o Monitoring carrier interconnects to ensure adequate quality of service and availability of termination to the contracted destinations.

o        Deployment of new services to ePHONE POPs.

o        Bandwidth   monitoring   and  planning   activities  to  determine  the
         appropriate timing and structure of improvements to our network infrastructure.

o Coordination of the deployment of new ePHONE POPs, and extensions of the IP backbone to include new regions.

The GNMC is fully established and operational and is located in ePHONE's corporate headquarters in Herndon, Virginia.

E.  MARKETING

ePHONE plans to offer a wide range of telecommunications services to carriers and end users throughout the world. The fundamental service that ePHONE will provide is the ability to reduce telecommunications costs through the use of IP telephony technology. In order to provide such services economically, ePHONE will utilize a worldwide IP network that will be used to transmit calls. ePHONE's network will handle long distance traffic, both for carrier customers, and for calls between our retail customers and the larger population connected to the public switched telephone network (PSTN).

ePHONE believes companies such as ITXC, iBasis, and Net2Phone have demonstrated the viability of selling long distance telephone services using IP telephony technology. However, ePHONE plans to offer significantly differentiated retail products and services. We believe there are three broad categories in which ePHONE delivers services that are more compelling than the straightforward long distance calling services being offered currently by IP telephony carriers.

These categories are:

o        Marketing differentiated services.

     These products are differentiated more by how they are distributed and sold than the underlying technologies. Moving telephony services into mass marketing channels and adapting the products either technically or commercially to offer an innovative product tailored to the specific distribution channel is what distinguishes these products from other offerings. Examples of this are the Unlimited Program and the soon to be launched eTRANSPORT program.

o        Enhanced services.

     Through integration of IP telephony products based on open standards, ePHONE plans to provide a significantly greater depth of services beyond simple long distance calling, including services such as international roaming, roaming 1+ dialing, online billing and verification. Because of the open architecture, ePHONE is also positioned to add services such as unified messaging, "Follow Me" and "Find Me" services in the very near term.

o        Access technology.

     At present, the only means provided by IP telephony carriers to access their networks, is an access number that must be manually dialed. While companies using IP telephony products enjoy one-stage dialing, they are required to deploy their own networks in order to do so, and as a result, can typically only call between area codes where they have Points of Presence (POPs). ePHONE, in conjunction with our partners, has developed the capacity for access devices to be used in addition to the normal PSTN-based access methods. These devices will allow ePHONE to deliver services providing an ease of use only seen with 1+ service.

F.  PRODUCTS AND SERVICES

o        Specialty Products

These services are customized to the requirements of a specific distribution channel or marketing program. Examples of these programs are the Unlimited Program and the soon to be launched eTRANSPORT product.

These products are driven by the marketing approach rather than technology. The underlying technologies are standard prepaid services, however, the marketing approach or channel differentiates the product and thereby creates a competitive advantage resulting in high margins.

For example, eTRANSPORT, an exclusive patented device with a microchip that does not require a separate power source, is used to produce a product that works for all practical purposes the same as a 1+ dialing program. In addition, the product is mobile since it can be used from almost any 1 or 2 line phone in the domestic US.

As the network is expanded ePHONE believes these products can be exported to international markets thus leveraging the development effort that has gone into the definition and launch of the product in the US.

o        1+ and ISDN services

ePHONE is currently developing these products for introduction in Q3 of 2002. They require ePHONE to become licensed as a CLEC (Competitive Local Exchange Carrier) in order to provide services in specific geographies. ePHONE intends to develop a true retail base that can be developed as a market for other value added products. The resale of another service provider's fixed network services allows us to "own" the customer as ePHONE becomes responsible for monthly billing and customer service.

o        Prepaid Calling Cards

Since each POP is capable of providing interactive voice response ("IVR"), balance announcements, real-time billing with automatic cutoff and other key features, no additional investment is required in order to use the network to provide prepaid calling card services.

Prepaid calling cards offer a range of products targeted at different markets and distribution channels. Competitive rates and extensive distribution channels allow cards to be tailored to each of these markets:

         o        Local Community Cards

                  Targeted at local community calling groups with specific calling destinations distributed through small retail stores or neighborhood contacts.

         o        Promotional Cards

                  Cards sold to a corporate entity to promote their product as a promotional item.

         o        Travel Cards

                  These cards allow a consumer to make calls from a number of specified countries at rates that are lower than the consumer would otherwise be required to pay.

         o        NPO - non profit organization products

                  These products are tailored to the "affinity" market. They provide an alternative revenue source for non-profit organizations.

         o        International Cards

                  As second tier local access POPs are put in place, franchise partners are able to market their own prepaid products in the call originating country.

o        Customized Online Billing

Because ePHONE's network is built on Internet Protocol (IP) technology, it is able to deliver transactional and e-commerce applications identical to those used by web-based retailers. Since all POPs collect billing information in real-time, with immediate transmission of billing information to the GNMC, ePHONE is able to provide online services, such as, allowing a customer to review their bills, sign up for new plans and services, or make changes to existing services. This service also provides immediate feedback to end users on the benefits and savings.

This service has been further extended with the addition of an IVR (Interactive Voice Response system) that provides similar services for users over the phone, allowing them to sign up for new services and providing information on the status of their accounts.

G.  INTEREXCHANGE CARRIER AND DIRECTS

ePHONE believes the provision of competitive retail products is dependant on its ability to obtain competitive rates from suppliers. ePHONE believes it can obtain these competitive rates by positioning itself as a wholesale service provider and an interexchange carrier. ePHONE buys from carriers and sells to other carriers with the intent of making a margin on the transaction.

Providing these services allows ePHONE to increase traffic volumes as well as making bilateral arrangements for both the origination and termination of traffic with a specific carrier, thereby, reducing the financial exposure in both directions. ePHONE believes this also increases the number of carriers with whom ePHONE can contract.

ePHONE has established relationships with a base of carriers who provide services ranging from local access, 800 access and international terminations. ePHONE has established contractual relationships with Global Crossing Bandwith, Inc., Teleglobe U.S.A., Bell South Long Distance, Encore Telecommunications Inc. (Vonova), Intelco Communication (Cescom), MCI-Worldcom, and several other carriers. The relationship with other carriers is very dynamic and requires an ongoing presence in the market to track rates and develop relationships as new routes or more competitive rates become available.

The interconnection with other carriers is being done at our facilities in New York and Los Angeles. ePHONE is located in a carrier hotel that provides local access to a number of carriers and inexpensive access to local loops in New York and Los Angeles that can be used to interconnect with virtually any carrier located in the city. These interconnections are done via leased lines between switches. ePHONE is also using the Internet to connect to some carriers whose switches are not located in New York or Los Angeles.

ePHONE has established a network of interconnections that is sufficient for the current business plan purposes and can increase its capacity within days. ePHONE can terminate calls to any destination in the world and has very competitive rates through contracted carriers for access and egress in the domestic US. ePHONE is able to offer competitive products in the retail market and to terminate traffic on behalf of other carriers competitively.

A number of the larger carriers (tier 1 carriers) were not available during 2001 as prospective customers because ePHONE did not support SS7. SS7 is a signaling protocol that has been adopted as a standard by many of the larger carriers and all suppliers to large carriers have to support SS7. ePHONE purchased the SS7 equipment and software needed to support SS7 and completed installation during the second quarter of 2002. This has opened to ePHONE a more lucrative market since may tier 1 carriers require the support of SS7 with carriers they interconnect to.

ePHONE believes it can further improve its rates to international destinations by interconnecting with carriers or service providers in those international locations. This is the focus of ePHONE's franchise program. It encourages companies in international locations to install compatible equipment and provide access to the local telephone network (PSTN) and to become part of the ePHONE network. These "directs" bypass intermediaries and allow ePHONE to benefit from lower termination rates as well as providing access for retail products in that location.

H.  SUPPLIERS

A significant amount of technology and management experience was required to create the network and deliver services to end-users. Although ePHONE may need to find the technical expertise to create some systems, its strategy is to enhance the current technology team by partnering with other companies that provide the required technology and can meet ePHONE's requirements. A list of the partners and suppliers that ePHONE uses are:

o        Cisco Systems, Inc.

         The equipment used in ePHONE's POPs is virtually all Cisco manufactured. Cisco offers an extensive array of VOIP products, IP routers and switches. These products can be combined in a variety of different ways to provide the desired network functionality. ePHONE's technology team believes they have developed an architecture that provides superior functionality and flexibility. This architecture has been propagated throughout ePHONE's core network.

o        Mind CTI, LTD

         Mind CTI is an Israeli company that has developed a billing system used in both data and voice applications. It also provides access control, authorization and configuration capabilities. It allows ePHONE to define a hierarchy of relationships between carriers, distributors, service providers and anyone else with whom ePHONE deals with to provide services, either as a customer or provider. The Cisco equipment handles the routing and sending of traffic while the Mind CTI system keeps track of what happened throughout the network and what the cost was and who should be charged.

o        Immix Telecom, Inc.

         Immix is a Florida corporation selling autodialers and other access devices. Immix produces the device being used for the eTRANSPORT program. ePHONE has developed a very close working relationship with Immex that has allowed ePHONE to closely integrate the eTRANSPORT with the ePHONE network to provide seamless customer access. ePHONE's contract with Immix provides for an exclusive right to distribute the specific device ePHONE has developed in conjunction with Immix.

o        Switch and Data

         ePHONE has contracted with Switch and Data to provide co-location facilities in New York, Miami and Los Angeles. Switch and Data operates "Carrier Hotels" which are facilities set up to provide a location to house telecommunications switches. They possess all the attributes required in the form of security, uninterruptible power, air conditioning and proximity to other carriers and telecommunications facilities.

o        Carriers

         As an interexchange carrier ePHONE interconnects with a number of other carriers. These relationships are fluid, depending on where ePHONE can obtain the best rates and to whom ePHONE can sell rates at any given point in time. Though other carriers as a group are extremely important to ePHONE, no one carrier is in a position to be considered critical to ePHONE's success.

I.  COMPETITION

The market for Internet voice, fax and other value-added services is competitive. Internet protocol and Internet telephony service providers, such as ITXC Corp., route traffic to destinations worldwide and compete directly with ePHONE, along with Internet telephony service providers Net2Phone. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market. Many of these companies are larger than ePHONE and have substantially greater managerial and financial resources than we do. Competition in ePHONE's markets can be expected to continue and may adversely affect our profitability. ePHONE cannot assure that we will be able to compete successfully against competitors and may lose customers or fail to grow our business as a result of this competition.

For the present, the following companies focusing on the use of VoIP technology are our main competitors:

o        The Internet Telephone Exchange Carrier (ITXC)

ITXC is a clearinghouse for Internet telephony service providers and operates ITXC.net. Since April of 1998, ITXC has been used to provide traditional carriers' international call completion with sufficient quality for carriers to serve their phone-to-phone customers. ITXC has reportedly installed 167 POPs in 45 countries and 101 cities.

o        iBasis

iBasis was founded in 1996 to provide Internet Protocol (IP) telephony service to telecommunication carriers around the globe. The company has POPs in Asia, Europe, the Middle East, and the Americas. iBasis is in wholesale Internet telephony service.

o        Net2Phone

Net2Phone began as a subsidiary of IDT Corporation and is a provider of voice over public Internet communications services. Net2Phone enables its customers to place telephone calls from their computers, telephones, or fax machines to any telephone or fax machine in the world. By routing calls via the public Internet, Net2Phone enables users to save money on their international phone rates. Net2Phone developed a proprietary Gateway technology for IP voice services offered by the company.

Net2Phone's product offerings include PC-to-phone service, IP telephony service for phone or fax and Real-time PC-to-fax solution. Its network currently reaches 30 countries and expects to be operational in 25 additional countries by the end of 2002.

o        DeltaThree

Founded in 1996, DeltaThree manages a network dedicated to the transmission of voice over IP. Its services include PC-to-phone, unified messaging, global access calling cards, and voice greetings accessible from the company's communications portal. DeltaThree currently operates a network of 37 international POPs.

J.  PARTNERSHIP PROGRAMS

A key element in our overall ePHONE strategy is the Partnership Program. ePHONE's Partnership Program is designed to facilitate the rapid deployment and sales of products and services with a minimum capital investment by ePHONE. There are two elements to our Partnership Program, the Franchise Partner Program and the Sales Agent Program.

o        Franchise Partner Program

The Franchise partner program focuses on the rapid expansion of our network. The program is designed to allow interested parties to participate in the deployment of ePHONE's network by providing capital used to locate an ePHONE POP in a given area. Once that POP is deployed, ePHONE's Franchise Partner then performs marketing of our services, taking a share of any profits generated by that ePHONE switch.

o        Sales Partner Program

Under this program, ePHONE recruits resellers who make no capital investment but specialize in selling services. Sales Partners are required to commit to minimum sales targets for each of our services that they sell. However, Sales Partners will be paid a commission based on sales.

K.  GOVERNMENT APPROVALS AND REGULATIONS

ePHONE is currently in possession of a Federal Communications Commission 214 license which allows ePHONE to provide telecommunications services in the United States and as an international carrier. ePHONE has obtained, has filed for, or is in the process of filing for licenses with the individual states within the domestic US for provision of intrastate services.

ePHONE's need for licenses in other countries will depend on whether ePHONE operates as a foreign company in those locations or whether ePHONE partners with licensed local partners.

L.  PATENTS, TRADEMARKS AND ROYALTY AGREEMENTS

ePHONE does not have any patents, trademarks, licenses or protective agreements. ePHONE has trademarked its logo in Canada.

M.  RESEARCH & DEVELOPMENT ACTIVITIES

ePHONE is not undertaking any pure research and development. ePHONE's activities in this respect consist of working with the products ePHONE has purchased and licensed from suppliers in order to integrate them into a network and back office. In this effort ePHONE has found it necessary to develop tools and processes for its own use in the administration and management of the Network. These activities will continue as its business requirements grow and change.

N.  EMPLOYEES

As of December 31, 2001, ePHONE had 20 full-time employees in the Virginia office, including 2 in Development, 7 in Network Operations, 5 in Marketing and 6 in Administrative and Accounting. In addition, ePHONE had 9 part-time employees and 1 individual providing service to us as independent consultant. As ePHONE's business and development efforts expand, additional personnel will be engaged, either as employees or as contract service suppliers.

P

ITEM 2.       DESCRIPTION OF PROPERTIES

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

Litigation with former officer

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

Mr. Yang ceased providing services to ePHONE as of January 31, 2000. Mr. Yang's positions as President and Chief Operating Officer of ePHONE were formally terminated March 9, 2000.

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

ePHONE did not make the required cash payments by July 23, 2001 and the balance due Mr. Yang was $150,000 at December 31, 2001. Effective January 29, 2002, we entered into a Modification Agreement of the original Settlement Agreement and were required to pay Mr. Yang an additional $75,000 and issue an additional 100,000 shares of our common stock. The $225,000 due Mr. Yang as of December 31, 2001 will be paid in 30 monthly installments of $7,500, beginning in 2002.

Comdial Arbitration

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial has also added an additional counterclaim alleging that the agreement is still valid and is seeking the value of the future royalty payments which were to be made under the agreement. We have given back the licensed products to Comdial, and consequently, do not believe that we have an obligation for any additional future royalties based upon the use of the licensed products. We believe the $215,000 plus accrued interest of approximately $11,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at December 31, 2001. Arbitration is scheduled to occur in Washington D.C. beginning on May 29, 2002.

Other than disclosed above, ePHONE is not involved in, nor has knowledge of, any threatened or pending legal proceedings against it.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on December 12, 2001. There were two agenda items submitted to a vote of security holders:

1. Election of Mr. Shelly Kamins to the Board of Directors and reelection of Mr. Robert Clarke, John Fraser, Charlie Rodriguez and Carmine Taglialatela to the Board of Directors.

2. Proposal to ratify Grant Thornton, LLP as ePHONE's independent public accountants for fiscal year 2001.

The result of the voting stockholders were as follows:

1.       Directors                Clarke            Fraser         Rodriguez       Taglialatela            Kamins
         ---------                ------            ------         ---------       ------------            ------
         Against                   1,000             3,000                 0                800                 0
         For                  17,251,827        17,249,827        17,252,827         17,252,027        17,252,827
         Abstain                  22,550            22,550            22,550             22,550            22,550

2.       Proposal                    For           Against           Abstain
         --------                    ---           -------           -------
                              17,262,177             5,200             8,000

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Market Information

     2000:                                                                              High        Low
     -----                                                                              ----        ---
         First Quarter................................................................   4.00       0.75
         Second Quarter...............................................................   2.93       1.09
         Third Quarter................................................................   1.66       0.91
         Fourth Quarter...............................................................   0.94       0.25

     2001:
         First Quarter................................................................   0.44       0.16
         Second Quarter...............................................................   0.41       0.12
         Third Quarter................................................................   0.22       0.08
         Fourth Quarter...............................................................   0.35       0.14

As of December 31, 2001 there were 204 holders of record of the common stock. This does not reflect persons or entities that hold stock in "Street" name or through various brokerage firms.

ePHONE has not paid any cash dividends on common stock and at present does not intend to pay cash dividends in the foreseeable future. ePHONE plans to retain earnings, if any, to use in the operation of the business and to fund future growth.

Unregistered Securities

During February 2002, ePHONE issued 10,000 shares to Rudy Ryckewaert in exchange for consulting services rendered valued at $2,200.

During March 2001 and January 2002, ePHONE issued 500,000 shares of common stock to Mr. Charles Yang in connection with a settlement agreement further described in legal proceedings.

During November 2001 and January 2002, ePHONE issued 200,000 shares of common stock to Mr. Kuba Farbiarz in exchange for marketing consulting services rendered.

During November 2001, ePHONE issued 538,973 shares to PITRFA, Inc, in connection with a marketing and distribution agreement.

The issuances were made pursuant to available exemptions from the registration provisions of the Securities Act of 1933, as amended (specifically, Section 4(2)of the Securities Act) and relevant Blue Sky statutes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Fiscal Year 2001 was one of transition for us. Management's decision in the second quarter to introduce Cisco equipment and to begin implementing a private network, as opposed to exclusively using the Internet for transport, proved to be fundamental to the generation of our telephony based revenues. We began carrying production traffic, both wholesale and retail in the third quarter of 2001. This major milestone marked the first time we have produced revenue from the provision of telecommunications services in our history.

Our core strategy had been to deploy and manage a global Internet telephony services network using the Array series of products and customer premises equipment (Business Direct and Business Connect services). The Array network, after more than 12 months of effort was not able to support production traffic. This called into question the viability of the Array technology as well as our original strategy. The respective time and effort spent on the implementation of the network led management quickly to the conclusion that the Array network must be integrated and a migration strategy developed for a network based on Cisco equipment.

Our decision to deploy the new network was based on several underlying factors described in Part I Item I Business, that were seen as providing a broader based business strategy and one that worked in conjunction with our original plan. It also surpassed the Array network in areas where it was deficient, primarily carrier interconnectivity and billing functionality. Our new network has provided supplemental revenues by allowing wholesale arbitrage and increasingly competitive rates for the retail programs being deployed.

Our new network was deployed and brought into production in 75 days.

Results of Operations - Years ended December 31, 2001 and 2000

Our net loss and net loss per share were ($7,021,000) and ($0.28) and ($13,701,000) and ($0.94) and for the years ended December 31, 2001 and 2000, respectively.

During the third quarter in 2001, we began recognizing revenue under our "Unlimited Program" telecommunications program and our wholesale strategy. This coupled with the significant reduction of non-cash general and administrative costs during 2001 compared to 2000 were the primary reasons for the significant decrease in our net loss

Revenues

Revenues increased from $590,000 in 2000 to $3,590,000 in 2001. The majority of the increase is attributed to the Company's "Unlimited Access" Program and our wholesale strategy, which began in mid August. These programs accounted for 86% of ePHONE's revenue for the year ended December 31, 2001 and did not account for any revenue during 2000. During December 2001, cash collections of $367,000 were considered pre-paid and are reflected in the Current Liability section of the Balance Sheet as "Deferred Revenue". As ePHONE continues to focus on retail and wholesale offerings, sales of equipment are not expected to be significant in the future. The $513,000 revenue from the sales of equipment in Q1 of 2001 is not likely to reoccur.

Cost of Revenues

Cost of Revenues increased from $412,000 in 2000 to $2,501,000 in 2001. For the year ended December 31, 2001, cost of goods sold represented commissions, activation fees and processing charges related to our telecommunications services program. Prior to the third quarter of fiscal year 2001, cost of goods sold was related to telecommunications equipment sales. Gross margin for the year ended December 31, 2001 and 2000 was 30%. Our gross margin percentage will likely fluctuate higher in the future due to changes in our sales mix.

Sales and marketing

Sales and marketing expense decreased from $1,853,000 in 2000 to $1,212,000 in 2001. During 2000, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where we were deploying our network. There were no similar expenditures incurred during 2001. Currently, sales and marketing expense consists primarily of marketing commissions and salaries.

General and administrative

General and administrative expense increased from $4,787,000 in 2000 to $5,485,000 in 2001. We expect general and administrative expenses to level off or decrease in the future. Due to our changes in the business plan, non-recurring expenses related to the write off of the Array Telecom license in the amount of $1,180,000 were incurred in 2001.

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

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial has responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 accrued royalties plus interest. We believe the $215,000 plus accrued interest of approximately $11,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at December 31, 2001. Arbitration is scheduled to occur in Washington D.C. beginning on May 29, 2002. Since Comdial has terminated the License Agreement, we have reversed the previously recorded deferred royalty obligation of $603,000 during the year ended December 31, 2001.

We have also decided to discontinue use of the Array Telecom technology and therefore, have written off the remaining balance of the Array Telecom License and related assets and liabilities of $1,180,000 at December 31, 2001.

Income taxes

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At December 31, 2001, we had net operating loss carryforwards for income tax purposes. A valuation allowance has been established and, accordingly, no benefit has been recognized for our net operating losses and other deferred tax assets.

Results of Operations - Years ended December 31, 2000 and 1999

Revenues

During fiscal year 2000, ePHONE introduced its Array Series 3000 gateway to the market. The Company earned $590,000 in revenue from the sale of these gateways to equipment customers during 2000. One customer purchased approximately 90% of the gateways ePHONE sold in 2000. ePHONE had no revenue during 1999.

Cost of Revenues

The cost of the Array gateways sold during 2000 totaled $412,000, which represents a gross margin of 30%.

Sales and Marketing

Sales and marketing expense increased $1,631,000, from $219,000 in 1999 to $1,853,000 in 2000. This increase in selling and marketing expenses is attributed to the introduction of the Array Series 3000 gateway to the marketplace and costs incurred by ePHONE in its preparation for the deployment of its global Internet telephony network. Such costs included cash amounts paid to consultants of $1,050,000 for market studies and competitive intelligence of the Internet telephony marketplace in several countries in which ePHONE is deploying its network. The Company also issued stock options and warrants with a value of $903,000 to these consultants and have included this amount as an expense in the statement of operations as non-cash compensation.

General and Administrative

General and administrative expenses increased $3,818,000 from $969,000 in 1999 to $4,787,000 in 2000. The increase is attributable to increased costs incurred on research and development associated with the development of ePHONE's network, software support and development fees, royalties associated with the Array Technology license agreement, and increased legal and accounting fees associated with raising capital to fund operations. General and administrative costs for 2000 included $666,000 of amortization and depreciation expenses related to amortization of the Array technology and depreciation of equipment. Also included in 2000 general and administrative costs is $1,030,000 of one-time costs incurred in connection with signing bonuses that it paid to certain employees of Comdial when it acquired the Array technology totaling $350,000 and a payment of $680,000 to ePHONE Technologies, Inc., a company formed by the certain executive officers which were terminated in December 2000.

Non-Cash Compensation

Non cash compensation represents the value assigned to equity securities issued to employees and non-employees in exchange for services as follows.

    Stock options and warrants issued to consultants (see "Sales and Marketing")  $     903,000
    Stock options issued to executive officers                                     (1)2,864,000
    Stock issued to former executive officers and consultants                      (2)3,666,000
                                                                                   -------------
                                                                                  $   7,433,000
                                                                                   =============

(1) During 2000, ePHONE granted options to two executive officers which vested on the date of grant and had a fair market value on that date of $2,864,000. These two officers terminated their employment with the Company during late 2000, and the stock awards were cancelled as provided in their separation agreements.

(2) ePHONE issued 3,666,488 shares of its common stock to former executive officers and consultants of the Company who would have been eligible to receive shares of common stock under the performance share plan that was cancelled by the Company.

Liquidity And Capital Resources

Since December 31, 2001, we have raised $690,000 from the exercise warrants we had issued in connection with the sale of special warrants in 1999 for the purchase of 3,448,913 shares of our common stock. On March 30, 2002, the warrants for the purchase of 9,115,161 shares of our common stock expired unexercised. The proceeds from the exercise of these warrants, along with our operations during the first quarter 2002 increased our cash from $36,000 at December 31, 2001 to $684,000 at March 31, 2002, and improved our working capital deficiency from $1,621,000 at December 31, 2001 to a working capital surplus of $570,000 including subscription receivables from the exercise of warrants of $388,000 at March 31, 2002.

Since we commenced commercial operations utilizing our new strategy based upon a Cisco-based network in August of 2001 we have generated service revenue of over $3,000,000 from August to December 2001. In the first quarter of 2002, we billed and collected approximately $4,900,000. Our liquidity continues to improve and as of April 11, 2002 we had a total of $1,273,000 of cash on hand. We plan to expand our current products and services in 2002 and introduce new products and services. We have been successful in generating net income from operations since we deployed our new Cisco-based network in August 2001. Our anticipated future cash flows from operations is largely dependent upon our ability to achieve our revenue and gross profit objectives from our current products and services and introduction of new products we plan to launch in 2002. We believe that based on our current level of operations, the cash flows we are generating from operations together with the $690,000 we received from the exercise of warrants described above is sufficient for our current operations.

It is important to point our that since our inception, we have accumulated a deficit of $22,341,000, and that we funded our operations, prior to our generating service revenues beginning in August 2001, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001 of $305,000, and from limited equipment sales. We do not currently have a line of credit or any other credit facility available to us.

While our service revenue sales continues to increase during the first quarter of 2002, and while management anticipates that growth in service revenue will continue in 2002, we cannot assure you that this will happen. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry. To address these risks and achieve profitability and increased sales levels, we must, among other things, continue to establish and increase market acceptance of our products, respond effectively to competitive pressures, offer high quality customer service and support, and successfully introduce, on a timely basis, new products and enhancements of our existing products.

We anticipate, based on our present plans and assumptions, that our current cash balances and projected level of 2002 operations will be sufficient to enable us to sustain our current and planned operations for at least the next 12 months, and will not need to raise additional funding. However, we cannot assure you that this will hold true.

For the year ended December 31, 2001, we used $3,747,000 of cash for our operating activities. The principal differences between the cash we used in operations and our 2001 net loss of $7,021,000 were (i) reduction for non-cash expenses including depreciation and amortization and stock issued for compensation; (ii) increases in our accounts payable and deferred revenue balances; and (iii) the write-off of our Array Telecom License and the disposal of obsolete inventory and equipment in December 31, 2001.

For the year ended December 31, 2001, investing activities provided $1,960,000 of cash as a result of the redemption of $2,194,000 of marketable securities and release of $520,000 of restricted cash, offset by payments to purchase fixed assets. Our financing activities generating $305,000 in cash from the exercise of stock purchase warrants for the purchase of 848,243 shares of our common stock.

For the year ended December 31, 2001, we had a net decrease in cash from operating, investing and financing activities of $1,490,000. At December 31, 2001, we had $36,000 of cash and a working capital deficit of $1,621,000.

We have one equipment commitment totaling $46,000 for a Sun Microsystems server which expires in July 2003.

On April 20, 2000, we closed an offering of Special Warrants, receiving net proceeds of approximately $12,205,000. The total number of Special Warrants we sold in that offering was 13,780,837. The special warrant agreements contained certain penalties in the event that we did not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. We failed to meet these deadlines, and consequently each special warrant holder was entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they held by the same percentage ("Redemption Right"). In addition, each special warrant holder received an additional 10% of their original investment in shares of our common stock upon the exercise of the special warrants. As of March 31, 2001, all special warrant holders exercised their Redemption Rights, and we returned $1,895,000 to these investors. We completed the registration of our common stock in Canada, and our investors exercised their special warrants causing us to issue 13,436,317 shares of our common stock and warrants to purchase 13,436,317 shares of our common stock for $1.60 per share.

During the year ended December 31, 2001, we raised $305,000 from the exercise of warrants for the purchase of 848,243 shares of our common stock.

During the third quarter of 2001, we decided to provide our warrant holders with an enticement to exercise their warrants by reducing the exercise price of the warrants we issued on the exercise of the special warrants and for all other outstanding warrants from exercise prices ranging between $1.60 - $0.50 per share to $0.35 per share. We further reduced the exercise price of the warrants to $0.20 in 2002 to better reflect the market price of our common stock. As noted above, during 2002 warrant holders exercised warrants for the purchase of 3,448,913 shares of our common stock for $690,000.

Stock Compensation Activity During 2001

On February 14, 2001, the Board of Directors approved the issuance of 250,000 stock options to a consultant in an exchange for services rendered under a consulting agreement. The stock options have an exercise price of $0.50, vested immediately and expire in three years. The market value of our common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the quarter ended March 31, 2001.

As further described in Legal Proceedings, we entered into a Settlement agreement with Charles Yang on March 23, 2001. Pursuant to the terms of the agreement, we agreed to pay Mr. Yang $400, 000 in cash in installments by July 23, 2001, and issue Mr. Yang 400,000 shares of our common stock. We recorded $180,000 in expense related to this settlement during the three months ended March 31, 2001. The fair value of the stock issued was $80,000 and is recorded as non-cash compensation in the statement of operations. We did not make the required payments to Mr. Yang by July 23, 2001 and therefore were required to issue an additional 100,000 shares of our common stock in accordance with a Modification of the original Settlement Agreement entered into between us and Mr. Yang. The fair value of the additional shares totaled $30,000 and is recorded as non-cash compensation in the December 31, 2001 statement of operations.

On September 12, 2001 our Board of Directors approved a resolution to reduce from $0.50 to $0.35 the exercise price of 3,900,000 stock options held by certain Board members, executive officers and former employees.

During October and November 2001, we issued 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock to a consultant as consideration for marketing and business development consulting services rendered. The fair value of these shares of common stock totaled $49,000 and is recorded as non-cash compensation expense as of December 31, 2001. The options have an exercise price of $0.50 and vest immediately. The fair value associated with these options was $48,045 and is recorded as non-cash compensation expense during the year ended December 31, 2001. During 2002, under the terms of a consulting agreement, we may be required to issue this consultant 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock subject to mutually agreed upon performance goals.

On November 29, 2001, we entered into an exclusive Marketing and Distribution Agreement ("Agreement") with PITRFA Inc., a Florida based sales, marketing and distribution company. As defined in the Agreement, PITRFA will market and distribute ePHONE's prepaid 1+ long distance service for a period of three years. Upon signing the Agreement, we issued PITRFA 538,973 shares of our common stock. The fair value associated with these shares of common stock totaled $97,015 and is recorded as non-cash compensation expense in our December 31, 2001 Statement of Operations. The Agreement also contains a provision for the issuance of additional shares of our common stock if our common stock reaches certain price levels in the future as follows: a) if the price of our common stock reaches $2.50 per share we will be required to issue PITRFA a second tranche of 538,973 shares and; b) if the price of our common stock subsequently reaches $5.00 per share, we will be required to issue PITRFA a third tranche of 538,973 shares. The maximum amount of shares that would be issued if all milestones are met is 1,616,919, which represents 5% of our common stock outstanding at the signing of the Agreement.

On December 17, 2001, our Board of Directors approved a resolution to extend the expiration date of a former officer's stock option agreement from March 31, 2002 to October 1, 2002.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill And Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on our financial position or results of operations.

Risk Factors

The risks and uncertainties described below are not the only ones facing the company. Additional risks not presently known or that ePHONE currently considers insignificant may also impair ePHONE's business operations in the future. ePHONE's business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of shares of ePHONE's common stock could decline due to any of these risks.

o        The market for ePHONE's common stock is limited

There is currently only a limited trading market for ePHONE's common stock. ePHONE common stock trades on the OTC Bulletin Board under the symbol "EPHO," which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

ePHONE cannot assure investors that the common stock will ever qualify for inclusion on the NASDAQ National Market or that more than a limited market will ever develop for the common stock.

o Penny stock rules limit the liquidity of ePHONE's common stock ePHONE's common stock may now and in the future be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (referred to herein as the Exchange Act). These rules regulate broker-dealer practices for transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for ePHONE's common stock. As long as the common stock is subject to the penny stock rules, holders of such ePHONE common stock may find it more difficult to sell their securities.

o        An investment in ePHONE may be diluted

ePHONE may issue a substantial number of shares of ePHONE common stock without investor approval. Any such issuance of ePHONE securities in the future could reduce an investor's ownership percentage and voting rights in ePHONE and further dilute the value of his or her investment.

In 2001 and 2000, ePHONE incurred net losses of approximately $7,021,129 and $13,701,000, respectively. ePHONE's ability to achieve and sustain profitable operations depends on many circumstances. If ePHONE does not achieve and sustain profitability, its ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be affected. In addition, ePHONE's prospects must be considered in light of the risks encountered by companies like ours developing products and services in new and rapidly evolving markets. ePHONE's failure to perform in these areas could have a material adverse effect on the business, plan of operations and financial condition.

o ePHONE's failure to acquire, integrate and operate new technology could harm their competitive position

The telecommunications industry is characterized by rapid and significant technological advancements and the related introduction of new products and services. ePHONE does not possess significant intellectual property rights with respect to the technologies we use, and we are dependent on third parties for the development of and access to new technology. The effect of technological changes on ePHONE's business plan cannot be predicted. In addition, it is impossible for ePHONE to predict with any certainty whether demand for VoIP services in the future markets will develop or will prove to be an economical and efficient technology that is capable of attracting customer usage. Failure by ePHONE to obtain and adapt to new technology in the future markets could have a material adverse effect on their business and plan of operations.

o        ePHONE does not presently intend to pay dividends on our common stock

ePHONE has never paid dividends on our common stock and does not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of ePHONE's Board of Directors, subject to applicable law. See "Dividend Policy."

o Telecommunications related stock prices have been especially volatile and this volatility may depress ePHONE's stock price

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and Telecommunications-related companies, including companies like ePHONE, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this annual report and general economic conditions may have a significant effect on the market price of ePHONE's common stock. This broad market and industry volatility may reduce the value of ePHONE's common stock, regardless of ePHONE's operating performance. Due to this volatility, the value of ePHONE's common stock could decrease.

o ePHONE's articles of incorporation provide their officers and directors with certain indemnification.

ePHONE's Articles of Incorporation provide that our directors and officers will not be personally liable to ePHONE or its shareholders for money damages for breach of the fiduciary duty of care as a director or officer.

Thus, under certain circumstances, neither ePHONE nor the shareholders would be able to recover damages even if directors take actions that harm ePHONE.

ITEM 7.       FINANCIAL STATEMENTS

The information required hereunder in this report is set forth in the "Index to the Financial Statements" on F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

Item 9. Directors, Executive Officers, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) of the exchange act

Directors and Executive Officers

The directors and executive officers, their ages and positions held as of March 1, 2002 are listed below. Each director serves until the next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name                      Age   Position Held
----                      ---   -------------
Robert G.  Clarke         57    Chairman of the Board of Directors
Carmine Taglialatela Jr.  54    President and Chief Executive Officer, Director
Charlie Rodriguez         56    Chief Financial Officer and Director
James Meadows             49    Chief Operating Officer
Sonny Souvannavong        34    Chief Technology Officer
John Fraser               54    Director
Sheldon Kamins            54    Director
Larry Codacovi            68    Director

The following describes the business experience during the past five years of ePHONE's Directors and Executive Officers, including for each director, other directorships held in reporting companies.

Robert G. Clarke. On December 12, 2001, Mr. Clarke was reelected as Chairman of the Board of Directors and President and Chief Executive Officer and served in both of those capacities until Carmine Taglialatela Jr. was appointed President and Chief Executive Officer on July 1, 2001.

During the last five years, Mr. Clarke has served as a Director and as President and Chief Executive Officer at various times, including serving as the Chairman of the Board of Directors from August 9, 1999 to a meeting of thF Board of Directors on July 21, 2000, and from December 1, 2000 to December 12, 2001. Mr. Clarke also served as the President and Chief Executive Officer from December 1, 2000 to April 1, 2001, March 9, 2000 until April 1, 2000 and from June 3, 1999 to August 8, 1999.

Mr. Clarke has also acted an independent business consultant, assisting high technology start-up companies with public and private financings, business planning, assembling management teams and business opportunity assessments. Mr. Clarke holds a Bachelor of Commerce degree from Memorial University and Master of Business Administration from the University of Western Ontario.

Carmine Taglialatela, Jr. On April 1, 2001 Mr. Taglialatela was appointed President and Chief Operating Officer of ePHONE and elected to the Board of Directors. Effective July 1, 2001, Mr. Taglialatela was appointed Chief Executive Officer of ePHONE. Prior to joining ePHONE Mr. Taglialatela was President and Chief Operating Officer of TELRON Communications, responsible for the day-to-day operations of the company and the development of service offerings and expansion of services into new markets. Mr. Taglialatela has also held executive Vice President positions at TELRON and CompassRose International Inc. At CompassRose he managed a team of professionals on a variety of client assignments requiring extensive international telecommunications experience and expertise in strategic business development, public policy and regulatory matters. Mr. Taglialatela has secured, on behalf of clients, service authorizations in off shore markets and advised senior management on courses of action for the development of their telecommunications business. Between 1989-1997 he was Director International Public Policy and Regulatory Affairs at MCI Telecommunications Corporation where he developed and implemented MCI's regulatory and business strategy for access to international markets and was a member of an expansion team devoted to expanding MCI's presence in the global market. Mr. Taglialatela holds a BA Economics from Hunter College, City University of New York and a MBA Finance/Marketing from Fordham University.

Charlie Rodriguez. On December 1, 2000, Mr. Rodriguez was elected as a Director and appointed as Chief Financial Officer and Vice President - Corporate Affairs. Mr. Rodriguez previously served as Vice-President of Corporate Affairs and Corporate Secretary from June 1999 to April 2000. Mr. Rodriguez is also the President of Management Services of Arizona, a business consulting company specializing in mergers, acquisitions and financing. Prior to joining ePHONE, Mr. Rodriguez served as the Chief Financial Officer for Zephyr Technologies, Inc., biometrics and smartcard software integration companies. Mr. Rodriguez was a member of the board of directors of Wave Rider Communications, Inc. (WAVC - otc.bb), a wireless communication company, from January to November 1997, and served as its President and Chief Executive Officer from May 1995 to January 1997. Mr. Rodriguez holds a Bachelor of Science in Accounting and Masters in Business Administration Accounting from the University of Arizona.

James Meadows. James R. Meadows, Jr. was appointed Chief Operating Officer & Executive Vice President on February 1, 2002. Prior to joining ePHONE, Mr. Meadows served as President of PrimeTec International, Inc. from September 1999 to June 2000 where he previously was the Executive Vice President since February 1997. From September 1989 to February 1997 Mr. Meadows was the former Director of Government Affairs, Capital Network System, Inc. Currently, Mr. Meadows is a member of the Board of Directors for Versatel Telecom (VSVA - NASDAQ), a facilities based integrated telecommunications company in the Netherlands and a member of the Advisory Board of Ashely Laurent , of Austin, TX, an integrated network security software company. Historically, Mr. Meadows served as a Board Member of Comptel, the largest competitive telecommunications trade association in the USA, and was the former President and Board Member of America 's Carriers Telecommunications Association.

Sonny Souvannavong. Sonny Souvannavong was hired as Chief Technology Officer on April 16, 2001. Prior to joining ePHONE, Mr. Souvannavong was the Vice President of Technology for Ecocom from January 2000 to April 2001. Mr. Souvannavong also served as the Director of Information Services for Facilicom International from October 1997 to January 2000. From February 1995 to October 1997, Mr. Souvannavong was the Division Director of Information Technology for Birch & Davis Associates. Mr. Souvannavong also was a Professor of Computer Information Systems and Networking at the Strayer University in Washington , D.C. from January 2000 to December 2000. Mr. Souvannavong holds a Bachelor of Science in Marketing from Virginia Commonwealth University in Richmond Virginia and a MBA from Strayer University in Washington DC and is certified in Microsoft, Cisco, Novell, and Sun Systems.

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

Sheldon Kamins. Mr. Kamins was appointed as a member of the Board of Directors on October 11, 2001. Mr. Kamins has been a real estate developer in the greater metropolitan Washington, D.C. area and a venture capitalist assisting technology and other companies with public and private financing. Mr. Kamins holds a Juris Doctor degree from the Georgetown University Law Center.

Larry M. Codacovi. Mr. Codacovi was appointed as a member of the Board of Directors on January 1 , 2002. Prior to joining ePHONE, Mr. Codacovi was Chairman of Pangea Ltd., a pan-European fiber optic network spanning northern Europe from 1999 to 2002. From 1988 to 1999, Mr. Codacovi served as Senior Vice President International Services for MCI WorldCom with the responsibility for expanding MCI's global reach. Mr. Codacovi previously served as Executive Vice President and a Board Member with RCA Global Communications. From 1980 to 1988, Mr. Codacovi continued in that position under the GE acquisition of RCA.

Other Matters

On April 1, 2001 ePHONE accepted the resignation from former board member Fariborz Ghadar. On August 27, 2001, ePHONE accepted resignations from former board members Anthony Balinger and Walter Pickering.

Roy Olmsted, ePHONE's former Executive Vice President and General Manager, resigned effective December 31, 2001.

B.  Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section16(a) forms filed. Not all reports required to be filed under Section 16 have been filed.

Item 10.      EXECUTIVE COMPENSATION


                                             Annual Compensation                Long Term Compensation
                                                                                             All Other
Name and Principal                                            Other Annual   Awards Options  Compensation
Position at Fiscal Year                                     Compensation ($)    (Shares)          ($)
End                        Year    Salary ($)   Bonus ($)

Robert Clarke              2001          (1)--           --               --    (1)1,350,000            --
Chairman of the Board of   2000          (1)--           --               --       1,000,000            --
    Directors and former   1999          (1)--           --               --              --            --
    Chief Executive Officer
 Carmine Taglialatela      2001     (2)185,000       50,000               --    (2)1,600,000            --
    President and Chief
    Executive Officer
Charlie Rodriguez          2001     (3)137,000           --               --    (3)1,350,000            --
    Chief Financial        2000      (3)19,000           --               --              --            --
    Officer                1999             --           --               --         250,000            --

Roy Olmsted                2001        141,000           --               --      (4)333,333            --
    Former Executive
    Officer and General
    Manager
Sonny Souvannavong         2001      (5)87,000           --               --         275,000            --
    Chief Technology
    Officer


(1) Mr. Clarke served as Chief Executive Officer and President at various times during 2001, 2000 and 1999. While serving as an executive officer, Mr. Clarke received no cash compensation. However, a company in which he has a controlling interest, received consulting payments totaling $25,000, $68,000 and $48,000 in 2001, 2000 and 1999,
         respectively. Included in the total options awarded to Mr. Clarke during 2001 are 1,000,000 stock options that were originally granted to Mr. Clarke in 2000. The exercise price of these stock options was reduced from $0.50 to $0.35 in September 2001. Due to the repricing, the options are being characterized as an additional 2001 grant for purposes of this presentation.

(2) Mr. Carmine Taglialatela was appointed President and Chief Operating Officer and began employment with ePHONE on April 1, 2001. Mr. Taglialatela was appointed Chief Executive Officer on July 1, 2002. The amounts paid to Mr. Taglialatela from April through December are based on an annual salary of $200,000. Of the total stock options issued to Mr. Taglialatela, 600,000 were issued in April 2001 with an exercise price of $0.50 and were subsequently repriced to $0.35.

(3) Mr. Charlie Rodriguez began as ePHONE's Chief Financial Officer in December 2000. The amounts paid to Mr. Rodriguez are based on an annual salary of $145,000. In 2000, ePHONE paid $36,000 in consulting payments to a Company controlled by Mr. Rodriguez prior to his employment with ePHONE. Included in the total options awarded to Mr. Rodriguez during 2001 are 250,000 stock options that were originally granted in 1999 in consideration for consulting services rendered to the Company. The exercise price of these options was reduced in the current year from $0.50 to $0.35.

(4) Mr. Olmsted ceased employment with the Company effective December 31, 2001. During December 2001, ePHONE extended the expiration date of Mr. Olmsted's stock options, which have an exercise price of $0.50, from March 31, 2001 to October 1, 2001.

(5) Mr. Souvannavong began as ePHONE's Chief Technology Officer during April 2001. The amounts paid to Mr. Souvannavong are based on an annual salary of $125,000.

Option Grants for Fiscal 2001

The following table sets forth as to each of the named Executive Officers information with respect to option grants during the last fiscal year.

                                   Number of          % of Total Options/
                             Securities Underlying      SARs Granted to       Exercise or
                             Options/ SARs Granted    Employees in Fiscal      Base Price      Expiration Date
            Name                      (#)                    Year                ($/Sh)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Robert Clarke                          (1)1,000,000               (1)10.90%       0.35                   6/30/02
Robert Clark                                350,000                   3.81%       0.35                   2/14/11
Carmine Taglialatela Jr.                  1,600,000                  17.45%       0.35         4/1/11 - 12/17/11
Charlie Rodriguez                        (1)250,000                (1)2.72%       0.35                   6/30/02
Charlie Rodriguez                         1,100,000                  11.99%       0.35        2/14/11 - 12/17/11
Roy Olmsted                                 333,333                   3.63%       0.50                   10/1/02
Sonny Souvannavong                          275,000                   2.99%       0.50                   5/16/11

(1) These options were repriced as previously described. For purposes of this presentation, the percentage of total options issued to each executive officer is based on the proportion that the number of options granted to each executive bears to the total number of options granted to all employees during the fiscal year plus the sum of all repriced options or 9,168,693 (5,268,693 options granted to all employees plus 3,900,000 repriced options).

Option Exercises and Values for Fiscal 2001

The following table sets forth as to each of the named Executive Officers information with respect to option exercises during Fiscal 2001 and the status of their options on December 31, 2001.


                              Number of Securities Underlying       Value of Unexercised In-The-Money Options
          Name             Unexercised Options at Fiscal Year End             at Fiscal Year End ($)


----------------------------------------------------------------------------------------------------------------
                              Exercisable        Unexercisable         Exercisable          Unexercisable
Robert Clarke                  1,350,000               --                  --                     --
Carmine Taglialatela           1,240,000            360,000                --                     --
Charlie Rodriguez              1,350,000               --                  --                     --
Roy Olmsted                     333,333                --                  --                     --
Sonny Sovannavong               75,000              200,000                --                     --

Compensation of Directors

Non-employee directors received no cash compensation during 2001 and were paid $8,000 in 2000. With the exception of Mr. Fraser who received 350,000 stock options with an exercise price of $0.35, directors received 50,000 stock options with an exercise price of $0.35 during 2001. Directors are reimbursed for expenses they incur in attending meetings at the board or any board committee.

In addition to making the consulting payments to a companies controlled by Mr. Clarke and Mr. Rodriquez as mentioned above, ePHONE made consulting payments of $43,000 and $36,000 to a company controlled by Mr. John Fraser during 2001 and 2000, respectively.

Employment Agreements

At December 31, 2000, ePHONE was not party to employment agreements with any of its officers or employees.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following tables set forth information, as of December 31, 2001, with respect to the beneficial owners of our common stock for:

o each person or group of persons, who we know beneficially own more than 5% of any class of our outstanding stock;

o        each of our executive officers named in the Summary Compensation Table;

o        each of our directors; and

o        all executive officers and directors as a group.

In general, under the SEC's rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security or has the power to dispose or direct the disposition of such security. A person is also deemed to be the beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.


                                                                                        Percent of
                                                                                        outstanding
                                                                    Shares of            shares of
                                                                  common stock         common stock
                                                                  beneficially         beneficially
                 Name and Address of Holder                           owned                owned
-------------------------------------------------------------    ----------------     ----------------
Robert Clarke                                                       1,416,668(1)                4.12%
    C-2, Bayview Court
    49 Mount Davis Road
    Hong Kong
    Chairman of the Board

Carmine Taglialatela                                                1,240,000(2)                3.62%
    10430 Deerfoot Drive
    Great Falls, VA 22060
    President and Chief Executive Officer

Charlie Rodriguez                                                   1,350,000(2)                3.93%
    1662 W.  Petunia Place
    Tucson, Arizona 85737
    Director, Chief Financial Officer

John Fraser                                                           666,668(3)                1.98%
    104 Elm Avenue
    Toronto, Ontario
    M4W 1P2
    Director

Sonny Souvannavong                                                     75,000(2)                0.23%
    2230 George C.  Marshall Drive, #1001
    Falls Church, Virginia 22043
    Chief Technology Officer

Roy Olmsted                                                           333,333(2)                1.00%
    13 Plainsman Road
    Mississiaugu, Ontario LSN 1C4
    Former Chief Operation Officer

Executive Officers and Directors as a Group of 6                       5,081,669               13.37%

Desjardins Securities Inc.                                             1,740,248                5.28%
    2 Complex Desjardins E Tower
    Montreal, Quebec H5BIJ

Brouillette Charpentier                                             2,773,295(4)                8.05%
    1100 Rene-Levesque Blvd.  West
    Montreal, Quebec H3B 5C9

Kinked Investments                                                  2,175,520(5)                6.19%
    625 Rene Levesque Blvd., Suite 205
    Montreal, Quebec H3B 1R2

(1) Includes 33,334 shares of common stock, warrants to acquire 33,334 shares of common stock, and options to acquire 1,350,000 shares of common stock.

(2)      Consists of options to acquire shares of common stock.

(3) Includes 33,334 shares of common stock, warrants to acquire 33,334 shares of common stock, and options to acquire 600,000 shares of common stock.

(4) Consists of 1,329,545 shares of common stock and 1,443,750 warrants to purchase shares of common stock.

(5)      Consists of warrants to purchase shares of common stock.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the years ended 2001, 2000 and 1999, ePHONE paid $25,000, $68,000 and $48,000, respectively, for management services provided by a company in which Chairman of the Board of Directors Robert Clarke has a controlling interest. During 2000, $56,000 of sales was made to a company in which Mr. Clarke has an interest.

As described under Executive Compensation, ePHONE made consulting payments to companies controlled by Mr. Fraser and Mr. Rodriguez. The payments to Mr.
Rodriguez were made in 2000 before his employment with the Company as Chief Financial Officer.

During 2001, we paid $100,000 as provided for in a Service and Development Agreement with 7bridge Systems, LTD. Mr. Clarke, John Fraser and Charlie
Rodriguez have an interest in 7Bridge Capital Limited which owns 7Bridge Systems, LTD.

Item 13.      Exhibits and Reports on Form 8-K

     The following documents are filed as part of this Form 10-KSB:


A.       Exhibits

           Exhibit No.           Description
           ------------------    ------------------------------------------------------------------------------
           3.1..............     Articles of Incorporation (1)
           3.2..............     Amendment to Articles of Incorporation (1)
           3.3..............     Bylaws (1)
           3.4..............     Amended and Restated Articles of Incorporation (2)
           10.1............      Specimen of form of Option Incentive Agreement (1)
           10.2............      Agency Agreement dated as of March 16, 2000 between ePHONE and Groome
                                 Capital.com, Inc. (3)
           10.3............      ePHONE Telecom, Inc. 2000 Long-Term Incentive Plan (4)
           10.4............      Employment Agreement with James Meadows, Chief Operating Officer (filed herewith)
           10.5............      Employment Agreement with Carmine Taglialatela, President and Chief
                                 Executive officer (filed herewith)
           24...............     Powers of Attorney (filed herewith)
           99.1............      Settlement Agreement and Mutual General Release between Charlie Yang and
                                 ePHONE Telecom, Inc., dated March 23, 2001 (5)
           99.2............      Modification to Settlement Agreement and Mutual General Release between
                                 Charlie Yang and ePHONE Telecom, Inc., dated March 23, 2001 (filed herewith)
           99.3............      Press release, dated April 3, 2001, issued in connection with appointment of
                                 Carmine Taglialatela Jr.  as President and Chief Operating Officer.  (6)

(1) Previously filed as an exhibit to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on October 15, 1999.

(2) Previously filed as an exhibit to Amendment No. 2 to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on January 5, 2000.

(3) Previously filed as an exhibit to Amendment No. 5 to ePHONE's Form 10-SB, filed with the Securities Exchange Commission on June 5, 2000.

(4) Previously filed as an exhibit to ePHONE's form SB-2 filed with the Securities and Exchange Commission.

(5) Previously filed as an exhibit to ePHONE's form 8-K, filed with the Securities and Exchange Commission on April 16, 2001.

(6) Previously filed as an exhibit to ePHONE's form 8-K, filed with the Securities and Exchange Commission on April 13, 2001.

         B.       Reports on Form 8-K:

         On April 13, 2001, ePHONE filed with the Commission a current report on 8-K related to the Settlement Agreement entered into by and between Mr. Charles Yang and ePHONE Telecom, Inc., dated March 23, 2001.

         On April 16, 2001, ePHONE filed with the Commission a current report on 8-K related to the appointment of Carmine Taglialatela Jr. as President and Chief Executive Officer.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ePHONE Telecom, Inc.
                                       (Registrant)

                                       By /s/   Carmine Taglialatela, Jr.
                                                --------------------------------
                                                (Carmine Taglialatela, Jr., CEO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                                  Date
              ---------                                  ----

  By /s/ Carmine Taglialatela, Jr.                  April 12, 2002
--------------------------------------------
(Carmine Taglialatela, Jr., CEO, Director)
    (Principal Executive Officer)


      By /s/ Charlie Rodriguez                      April 12, 2002
--------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)


      By /s/ Robert G. Clarke*                      April 12, 2002
--------------------------------------------
    (Robert G. Clarke, Chairman)


         By /s/ John Fraser*                        April 12, 2002
--------------------------------------------
       (John Fraser, Director)


        By /s/ Shelly Kamins*                       April 12, 2002
--------------------------------------------
      (Shelly Kamins, Director)


       By /s/ Larry Codacovi*                       April 12, 2002
--------------------------------------------
     (Larry Codacovi, Director)


*By:  Charlie Rodriguez
      --------------------------------------
          Attorney-In-Fact


Index to Financial Statements                                                                    Page
-----------------------------                                                                    ----
Report of Independent Certified Public Accountants...........................................    F-2

Balance Sheets as of December 31, 2001 and 2000..............................................    F-3

Statements of Operations for the Two Years Ended
December 31, 2001 and 2000...................................................................    F-4

Statements of Stockholders' (Deficit) Equity and
Comprehensive Income (Loss) for the Years
Ended December 31, 2001 and 2000.............................................................    F-5

Statements of Cash Flows for the Years Ended
December 31, 2001 and 2000...................................................................    F-6

Notes to Financial Statements................................................................F-7 - F-19


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of ePHONE Telecom, Inc.

We have audited the accompanying balance sheets of ePHONE Telecom, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ePHONE Telecom, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Vienna, Virginia
February  15, 2002  (except for notes 2 and 13 as to which the date is April 11,
2002)
                                             ePHONE Telecom, Inc.

                                                Balance Sheets

                                                                                      December 31,
                                                                                 2001              2000
                                                                          -------------------------------------

Current Assets:
  Cash and cash equivalents                                               $           35,970    $    1,525,978
  Investment in marketable securities                                                     --         2,170,908
  Restricted cash                                                                         --           579,435
  Accounts receivable, net of allowance for returns
    of $116,405 at December 31, 2001                                                 155,759            39,200
  Inventory                                                                           16,500           553,218
  Other receivables                                                                   65,481            18,893
                                                                          -------------------------------------

    Total Current Assets                                                             273,710         4,887,632

Property and equipment, net                                                        1,296,561           999,902

Array Telecom Lease, net                                                                  --         1,663,942

Other Assets                                                                          18,043           287,543
                                                                          -------------------------------------

Total Assets                                                              $        1,588,314    $    7,839,019
                                                                          -------------------------------------

Liabilities and Stockholders'(Deficit) Equity:

Current Liabilities:
  Accounts payable                                                        $          850,179$          309,258
  Accrued liabilities                                                                654,765         1,169,244
  Deferred revenue                                                                   367,009                --
  Capital lease obligation, current portion                                           22,663                --
  Customer advances                                                                       --            25,853
                                                                          -------------------------------------

    Total Current Liabilities                                                      1,894,616         1,504,355
                                                                          -------------------------------------

Deferred royalty obligation                                                               --           410,000
Capital lease obligation, net of current portion                                      15,839                --
Other long term obligation, net of current portion                                   142,500                --

Commitments and Contingencies                                                             --                --

Stockholders' (Deficit) Equity:
  Common stock, par value $0.001:
    150,000,000 shares authorized, 32,987,381 and
    17,453,848 issued and outstanding at December 31, 2001
    and 2000, respectively.                                                           32,987            17,454
  Additional paid-in capital                                                      21,843,199        21,204,687
  Accumulated other comprehensive income                                                  --            22,221
  Accumulated deficit                                                           (22,340,827)      (15,319,698)
                                                                          -------------------------------------

Total Stockholders' (Deficit) Equity                                               (464,641)         5,924,664
                                                                          -------------------------------------

Total Liabilities and Stockholders' (Deficit) Equity                      $        1,588,314    $    7,839,019
                                                                          -------------------------------------

                 See accompanying notes to financial statements
                                       F-3
                                              ePHONE Telecom, Inc.

                                            Statements of Operations


                                                                                Years ended December 31,
                                                                                2001                2000
                                                                         ----------------------------------------

Service revenue                                                          $         3,077,050    $             --
Product revenue                                                                      512,790             589,823
                                                                           --------------------------------------
Total revenues                                                                     3,589,840             589,823

  Operating expenses
    Cost of service revenue                                                        2,025,207                  --
    Cost of product revenue                                                          475,826             411,550
    Sales and marketing                                                            1,212,026           1,852,970
    General and administrative                                                     5,484,191           4,786,660
    Non-cash compensation                                                            348,760           7,433,445
    Write off of Array Telecom license and disposal of obsolete
      inventory and equipment, net                                                 1,188,383                  --
                                                                         ----------------------------------------

Total operating expenses                                                          10,734,393          14,484,625
                                                                         ----------------------------------------

Loss from operations                                                             (7,144,553)        (13,894,802)

Interest and other (income), net                                                   (123,424)           (193,702)
                                                                         ----------------------------------------

Net loss                                                                 $       (7,021,129)    $   (13,701,100)
                                                                         ----------------------------------------

Loss per share--(basic and diluted)                                      $            (0.28)    $         (0.94)
                                                                         ----------------------------------------

Weighted average number of common
  shares outstanding                                                              24,910,425          14,573,105
                                                                         ----------------------------------------


                 See accompanying notes to financial statements
                              ePHONE Telecom, Inc.

                Statements of Stockholders' Equity (Deficit) and
                       Other Comprehensive Income (Loss)


                                    Common Shares                             Accumulated
                                                            Additional           Other
                                                              Paid-In        Comprehensive       Accumulated
                                                              Capital        Income (Loss)         Deficit            Total
                                 Shares        Amount

Balance,
December 31, 1999               13,170,667   $     13,171   $  1,375,954      $           --    $ (1,618,598)     $     (229,473)
Common stock issued for
cash                               179,333          179          134,321                  --                --           134,500
Exercise of stock purchase
warrants                            92,400           92          115,408                  --                --           115,500
Sale of special warrants for
cash, net                               --           --       12,149,571                  --                --        12,149,571
Stock and warrants issued in
exchange for services            4,011,448        4,012        4,565,267                  --                --         4,569,279
Employee stock options                  --           --        2,864,166                  --                --         2,864,166
Net loss                                --           --               --                  --      (13,701,100)      (13,701,100)
Change in unrealized gain               --           --               --              22,221                --           22,221
                                                                                                                         ------
Total comprehensive loss                --           --               --                  --                --      (13,678,879)
                              -------------   ----------   --------------   -----------------   ---------------   ---------------
                              -------------   ----------   --------------   -----------------   ---------------   ---------------
Balance,
     December 31, 2000          17,453,848       17,454       21,204,687              22,221      (15,319,698)         5,924,664
Stock options issued in
   exchange for services                --           --           90,545                  --                --            90,545
   Common stock issued in
legal settlement                   500,000          500          109,500                  --                --           110,000
Common stock issued in
exchange for services              748,973          749          147,466                  --                --           148,215
Proceeds from issuance
of common stock                    848,243          848          304,437                  --                --           305,285
Conversion of Special Warrants  13,436,317       13,436          (13,436)                  --                --               --
   Net Loss                             --           --               --                  --       (7,021,129)       (7,021,129)
Change in unrealized gain               --           --               --            (22,221)                --          (22,221)
                                                                                                                        --------
Total comprehensive loss                --           --               --                  --                --       (7,043,350)
                              -------------   ----------   --------------   -----------------   ---------------   ---------------
                              -------------   ----------   --------------   -----------------   ---------------   ---------------
Balance,
     December 31, 2001          32,987,381   $   32,987     $ 21,843,199      $           --    $ (22,340,827)    $    (464,641)
                              =============   ==========   ==============   =================   ===============   ===============
                              =============   ==========   ==============   =================   ===============   ===============

                 See accompanying notes to financial statements
                              ePHONE Telecom, Inc.

                            Statements of Cash Flows

                                                                                   Years ended December 31,
                                                                                   2001             2000
                                                                              -----------------------------------

Cash Flows from Operating Activities:
  Net loss                                                                    $   (7,021,129)   $   (13,701,100)
  Adjustments to reconcile net loss to net cash flows from
   operating activities:
     Depreciation and amortization                                                    785,575            665,195
     Stock issued for services rendered                                               258,215          4,569,279
     Stock option benefits charged to operations                                       90,545          2,864,166
     Allowance for sales returns                                                      116,405                 --
     Deferred royalty expense                                                         193,334            410,000
     Realized gain                                                                   (45,470)                 --
     Inventory reserve                                                                108,900                 --
     Write down of investment in ePHONE Technologies, Inc.                            184,000                 --
     Write off of Array Telecom license and the disposal
      of obsolete inventory and equipment                                           1,188,383                 --
     Changes in operating assets and liabilities:
      Accounts receivable and other receivables                                     (135,661)           (58,093)
      Inventory                                                                        78,175          (553,218)
      Other assets                                                                     85,500            166,657
      Accounts payable                                                                540,921             26,360
      Accrued liabilities                                                           (371,979)            837,244
      Deferred revenue                                                                223,118                 --
      Due to related parties                                                               --           (91,995)
      Customer deposits                                                              (25,853)             25,853
                                                                              -----------------------------------

Net Cash Flows Used in Operating Activities                                       (3,747,021)        (4,839,652)
                                                                              -----------------------------------

Cash flows from investing activities:
  Purchase of fixed assets                                                          (813,857)          (999,977)
  Purchase of Array Telecom license                                                        --        (2,218,589)
  Purchase of investments                                                                  --        (2,798,687)
  Redemption of marketable securities                                               2,194,157            650,000
  Deposit to restricted cash, net                                                     579,435          (579,435)
  Investment in ePHONE Technologies, Inc.                                                  --          (170,000)
                                                                              -----------------------------------

Net cash flows provided by (used in) investing activities                           1,959,735        (6,116,688)

Cash flows provided by financing activities:
  Proceeds from issuance of common stock                                              305,285            250,000
  Proceeds from issuance of special warrants, net                                          --         12,149,571
  Repayments on capital lease                                                         (8,007)                 --
                                                                              -----------------------------------

Net cash flows provided by financing activities                                       297,278         12,399,571
                                                                              -----------------------------------

Net (decrease) increase in cash and cash equivalents                              (1,490,008)          1,443,231

Cash and cash equivalents, beginning of year                                        1,525,978             82,747
                                                                              -----------------------------------

Cash and cash equivalents, end of year                                        $        35,970   $      1,525,978
                                                                              -----------------------------------

                 See accompanying notes to financial statements
                                       F-6

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ePHONE Telecom, Inc. ("ePHONE") was incorporated in 1996 under the laws of the State of Florida, and is traded on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "EPHO". We were a development stage company, as defined in Statement of Financial Accounting Standard No. 7 until we began generating revenues from our principal business activities during August 2001.

We provide telecommunication services to retail and wholesale customers. Our vision is to become a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone one-step dialing, using Voice over Internet Protocol ("VoIP") technology. Using a call origination approach that involves its own Customer Premise Equipment ("CPE"), and a combination of its own dedicated Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), we plan to develop the capacity to provide voice and fax transmission and other telephony features at high quality and low cost.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about amounts that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SUPPLEMENTAL  CASH  FLOW  INFORMATION  AND  NON  CASH  INVESTING  AND  FINANCING
ACTIVITIES

For the years ended December 31, 2001 and 2000, we paid no income taxes or interest. During the year ended December 31, 2001, we entered into capital lease obligations totaling $46,509.

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

INVESTMENTS IN MARKETABLE SECURITIES

We classify marketable securities as available for sale. The securities consist of debt securities, which are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income
(loss) in stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. Realized gains were $45,470 in 2001. There were no realized gains in 2000.

INVESTMENT IN EPHONE TECHNOLOGIES, INC.

Our investment in 20% of the outstanding common stock of ePHONE Technologies, Inc. (ePHONE Tech) is accounted for using the cost method. We do not exercise significant influence over ePHONE Tech's operating or financial activities.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2001 and 2000, our analyses indicated that there was an impairment of long lived assets associated with the Array Telecom License, as described in Note 6, and our investment in ePHONE Tech, as described in Note 7.

REVENUE RECOGNITION

We recognize telecommunication services revenues over the period services are provided. Monthly recurring telecommunications services are billed in advance. Any portion of our services that is billed for which we have not yet provided services is recorded as deferred revenue.

Product sales are recognized upon shipment. Typical terms of sale do not provide the customer with the right of return except for defective products, which are covered by the warranty of the original equipment manufacturer. The Company also generated revenues from product licenses and services. Product license revenues were generally recognized upon product shipment provided that no significant post-delivery obligations existed and payment was due within one year. Advance payments of product licenses and services were reported as unearned revenue until all conditions for revenue recognition are met. The majority of our customers prepay for their services. We establish an allowance for doubtful accounts based upon factors, which include historical trends and other information.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the our common stock and the exercise price.

We account for non-employee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. We determined the value of stock grants made to both employees and non-employees based on the quoted market price of our common stock on the date of grant. We determine the fair value of warrants and options we granted to non-employees using the Black-Scholes option pricing model.

                                       F-8
INCOME TAXES

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

NET LOSS PER SHARE

We report basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the years ended December 31, 2001 and 2000, options and warrants to purchase 24,661,540 and 9,654,377 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, Goodwill And Other Intangible Assets. This statement applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible assets previously acquired. Under this statement goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized; instead these assets will be reviewed for impairment on a periodic basis. This statement is effective for the Company beginning January 1, 2002. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes previous guidelines for financial accounting and reporting for the impairment or disposal of long-lived assets and for segments of a business to be disposed of. The adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on our financial position or results of operations.

RECLASSIFICATIONS

Certain 2000 balances and disclosures have been reclassified to conform to the 2001 presentation.

NOTE 2 - OPERATIONS

As shown in the accompanying financial statements, we have incurred operating losses since our inception, and have accumulated a deficit of $22,341,000 at December 31, 2001. Our continued existence is dependent upon our ability to develop profitable operations, continue to successfully introduce our products to market and if necessary, obtain additional financing to fund future operations. As described in Note 13, in March 2002, existing investors in the Company exercised outstanding warrants, purchasing 3,448,913 shares of the Company's common stock for $690,000.

Management believes that together with our cash on hand, proceeds from the warrants exercised in 2002, and cash flow from our planned level of 2002 operations that we have sufficient resources to enable us to sustain our current and planned level of operations for at least the next 12 months without the need for additional investment capital.

During the three months ended March 31, 2002, we received cash payments from customers totaling $4,063,000. At March 31, 2002 we had a working capital surplus of $570,000 including subscription receivables from the exercise of warrants of $388,000 as described in Note 13.


NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 and 2000 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $74,000 and $110,000, respectively.

During the year ended December 31, 2001, we paid $248,000 to ePHONE Technologies, Inc., a company we hold a 20% equity interest in, for consulting services. We also paid $25,000 in consulting fees to one of our officers, and paid $100,000 as provided for in a Service and Deployment Agreement with 7bridge Systems, LTD, a related party, a company in which our Chairman of the Board and Chief Financial Officer have an interest in.

NOTE 4 - MARKETABLE INVESTMENTS

Our available for sale investments consisted of debt instruments issued by federal and state government agencies. During the year ended December 31, 2001, we redeemed the remaining $2,194,000 of available-for-sale debt securities. During the year ended December 31, 2000, we redeemed $650,000 of available for sale debt securities. Contractual maturities were as follows at December 31, 2000:


December 31, 2000                                                          Market                   Unrealized
                                                  Cost                      Value                  Gain (Loss)
                                        ------------------------- -------------------------- -------------------------
Mature within one year...............           $ 1,557,131              $ 1,588,929                 $ 31,798
Mature within one to five years.....                591,556                  581,979                   (9,577)
                                                 -----------              -----------                 ---------
Total available-
for-sale securities.....................        $ 2,148,687              $ 2,170,908                 $ 22,221
                                                 ===========              ===========                 ========

NOTE 5 - PROPERTY AND EQUIPMENT AND CAPITAL LEASE OBLIGATION

At December 31, 2001 and 2000, property and equipment consisted of the following:

                                                          December 31,                        December 31,
                                                              2001                                2000
                                                ---------------------------------- -----------------------------------
Computer equipment........................                 $  198,785                         $  119,739
Furniture and fixtures....................                    340,986                            535,143
Telecommunications equipment..............                    322,303                            106,863
Other equipment...........................                    711,022                            380,777
                                                           ----------                         ----------
                                                           1,573,096                           1,142,522
Less: accumulated depreciation............                   (276,535)                          (142,620)
                                                           -----------                        -----------
Property and equipment, net...............                 $1,296,561                         $  999,902
                                                           ==========                         ==========

Property and equipment includes a capitalized lease asset and accumulated depreciation on the capitalized lease asset of $46,509 and $7,306, respectively, at December 31, 2001. There were no capitalized lease assets as of December 31, 2000. Payments for the capital lease obligation by fiscal year are as follows:

Year ending December 31,

2002.................................................               $    29,295
2003.................................................                    17,089
                                                                        --------
Total gross payments..............................                       46,393
Less amount representing interest...............                         (7,891)
                                                                       ---------
                                                                         38,502
Less current portion...............................                     (22,663)
                                                                       ---------
Long-term portion of capitalized lease obligation                   $    15,839
                                                                      ==========

Depreciation expense (including depreciation on the capitalized lease asset during 2001) was $230,928 and $110,548 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6 - ARRAY TELECOM LICENSE AND DEFERRED ROYALTY OBLIGATION

In March 2000, we entered into a Strategic Alliance Agreement and a License Agreement with Comdial Corporation ("Comdial") and Array Telecom Corporation ("Array Telecom"), a wholly owned subsidiary of Comdial. In connection with the Agreement and the License, we made an initial payment to Comdial of $2.65 million and received the fixed assets of Array Telecom, assumed the lease of Array Telecom's Herndon, Virginia facility and an exclusive license for all Voice over Internet Protocol (VoIP) technology that had been developed by Array Telecom for a period of five years. The License Agreement required that we pay additional minimum royalty fees of $2,180,000 for the VoIP technology over a five-year period.

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

During the third quarter of 2001, we filed for arbitration against Comdial as further described in Note 10. We had made royalty payments of $90,000 and had remaining future minimum royalty payments of $2,090,000 at the time of the License Agreement termination. We have accrued royalty fees of $225,000, which represents the unpaid royalty fees up to the License Agreement termination date. Since Comdial has terminated the License Agreement, we have reversed the previously recorded deferred royalty obligation of $603,000 ($410,000 at December 31, 2000) during the year ended December 31, 2001. We have also decided to discontinue use of the Array Telecom technology and therefore, have written off the remaining balance of the Array Telecom License of $1,109,295 at December 31, 2001. We have presented the net effect of the write off of the Array License and the reversal of the deferred royalty obligation along with a write-off of other Array Telecom technology assets in the statement of operations.

NOTE 7 - TRANSACTION WITH AND INVESTMENT IN EPHONE TECHNOLOGIES, INC.

On December 1, 2000, in connection with the termination of certain executive officers of our Company, we entered into a Support and Development Agreement with ePHONE Technologies, Inc (ePHONE Tech), a company formed by the terminated executive officers in December 2000. Under this Agreement, ePHONE Tech provided us with Internet telephony technology support and development services at an hourly rate plus reimbursements for certain support services, as defined in the agreement. The term of the agreement was one year and included renewal options for consecutive one-year terms, which we have elected not to exercise.

As provided for in the agreement, we purchased a 20% equity interest in ePHONE Tech. Since the agreement contained a provision, allowing ePHONE Tech to repurchase our equity interest for $185,000 at any time prior to the third anniversary of the agreement, we recorded the equity investment in ePHONE Tech at $185,000. The remaining portion of the $880,000 (which consisted of $865,000 in cash and $15,000 in equipment) or $695,000, we incurred in connection with the termination of these executive officers was included in general and administrative expense for the year ended December 31, 2000.

At December 31, 2001, we recognized an impairment write-down of substantially all of the remaining carrying value of this investment. The write-down totaled $184,000 and is recorded as general and administrative expense in the Statement of Operations at December 31, 2001. The remaining carrying value of this investment is $1,000 and is recorded as a non-current other asset at December 31, 2001.

NOTE 8 - ACCRUED LIABILITIES AND LONG TERM OBLIGATION

Accrued expenses consist of the following:

                                                                            December 31,

                                                              2001                                2000
                                                ---------------------------------- -----------------------------------
Accrued vacation                                          $    32,411                        $    15,412
Accrued compensation                                           35,443                                 --
Redeemable special warrants                                        --                            579,435
Accrued legal fees                                            147,300                            212,000
Other obligation, current portion                              82,500                            300,000
Comdial obligation                                            225,576                                 --
Other                                                         131,535                             62,397
                                                          -----------                        -----------
                                                          $   654,765                        $ 1,169,244
                                                          ===========                        ===========

At December 31, 2000, certain special warrant holders had not exercised their right to redeem a portion of their original investment, as described in Note 9. All of these warrant holders subsequently exercised this right during 2001.

We were involved in arbitration, resulting from the termination of our former President and Chief Operating Officer, Mr. Charles Yang. A breakdown in the relationship between Mr. Yang and us developed in early 2000 and he ceased providing any services to us on January 31, 2000. Mr. Yang was formally terminated on March 9, 2000.

On March 23, 2001, we entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Charles Yang to resolve all claims and disputes between ePHONE and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from ePHONE. Pursuant to the terms of the Settlement Agreement, we agreed to pay Mr. Yang $400,000 in cash installments by July 23, 2001, and issue Mr. Yang 400,000 shares of our common stock as further described in Note 9. We had previously accrued $300,000 during 1999, and the additional $100,000 liability related to the settlement was accrued during the year ended December 31, 2001.

We did not make the required cash payments by July 23, 2001 and the balance due Mr. Yang was $150,000 at December 31, 2001. Effective January 29, 2002, we entered into a Modification Agreement of the original Settlement Agreement and were required to issue Mr. Yang an additional 100,000 shares of our common stock, as further described in Note 9, and pay an additional $75,000, which is recorded as a general and administrative expense as of December 31, 2001. The total amount due Mr. Yang of $225,000 will be repaid in 30 monthly installments of $7,500 beginning in 2002. Payments by fiscal year are as follows:

Year ending December 31,

2002.................................................         $    82,500
2003.................................................              90,000
2004.................................................              52,500
                                                               ----------
                                                                  225,000
Current portion included in accrued
liabilities..                                                     (82,500)
                                                               ----------
Long-term obligation.............................             $   142,500
                                                               ==========

NOTE 9 - STOCKHOLDERS' EQUITY

COMMON STOCK

Beginning in November 1999 and ending in February 2000, we sold a total of 1,350,000 "units" for $0.75 a unit to investors outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (referred to herein as the Securities Act). Each "unit" consisted of one share of our common stock and one warrant to purchase an additional share of common stock at $1.25. On September 12, 2001, our Board of Directors approved a resolution to reduce the exercise price of the warrant included with each unit to $0.35 and effective February 23, 2002 further reduced the exercise price to $0.20 to reflect the market price and provide an inducement for the warrant holders to exercise the warrants. During the year ended December 31, 2001 and 2000, investors exercised warrants for the purchase of 848,243 and 92,400 shares of our common stock, respectively. We received $134,500 and $878,000 for the sale of the units during 2000 and 1999, respectively, and $296,885 and $115,500 for the exercise of the warrants in 2001 and 2000, respectively. During December 2001, we also received $8,400 for the exercise of warrants for which shares of common stock will be issued in 2002. The warrants expire March 30, 2002.

During May 2000, the Company issued 345,000 shares of stock to a consultant as further described under non-employee stock compensation.

On July 12, 2000, our Board of Directors voted to rescind a performance share plan previously adopted in 1999 pursuant to which up to 15,000,000 shares of Company common stock would have been issued for no additional consideration if we were to meet certain performance objectives by the end of fiscal year 2002. The performance share plan was rescinded because of changes in our business plan since the adoption of the performance share plan. Concurrently with rescinding the performance share plan, the Board of Directors agreed to grant for no additional consideration a total of 3,666,448 shares of our common stock to four individuals who are former executive officers and consultants who would have been eligible to receive shares of common stock under the performance share plan. Our stockholders approved the issuance of these shares and an amendment to our Articles of Incorporation, increasing the number of authorized shares of common stock from 50,000,000 to 150,000,000 at the Annual Meeting of Stockholders on August 23, 2000. The shares of common stock were granted in consideration for services rendered to us during the period from the fourth quarter of 1998 through the first quarter of 2000. We recorded a $3,700,000 charge during 2000 related to the granting of these shares of common stock.

On March 23, 2001, we entered into a Settlement Agreement with Charles Yang, which was subsequently modified in January 2002 as described in Note 8. In accordance with the Settlement Agreement and subsequent Modification Agreement, we issued a total of 500,000 shares of our common stock to Mr. Yang. The fair value of these shares totaled $110,000 and is recorded as non-cash compensation expense as of December 31, 2001.

During August 2001, 13,436,317 Special Warrants were converted into 13,436,317 shares of our common stock as described under Special Warrants below.

During October and November 2001, we issued 200,000 shares of our common stock to a consultant who provided marketing and business development services to ePHONE as further described under non-employee stock compensation below.

During November 2001, we issued 538,973 shares of our common stock to PITRFA, Inc., a marketing and distribution company, as further described under non-employee stock compensation below.

During February 2002, we negotiated a settlement agreement with a former consultant in which we were required to issue 10,000 shares of common stock in exchange for past services rendered. The fair value of the common stock was $2,200 and is recorded as general and administrative expense as of December 31, 2001.

SPECIAL WARRANTS

In early 2000, we sold a total of 13,780,837 special warrants to investors outside of the United States pursuant to Regulation S under the Securities Act. Each special warrant was purchased for $1.10, and each special warrant when exercised entitled the holder to one share of common stock for no additional consideration and one purchase warrant to purchase an additional share of common stock for $1.60. Holders of special warrants were originally entitled to receive up to 13,780,837 shares of common stock in the aggregate upon exercise of the special warrants and up to an additional 13,780,837 shares of common stock in the aggregate upon exercise of the purchase warrants. The purchase warrants expire on March 30, 2002.

In connection with the sale of special warrants described above, we granted GroomeCapital.com, Inc., which served as our agent in the sale of the special warrants, compensation warrants to purchase 889,251 units exercisable into 889,251 shares of common stock and 889,251 warrants at $1.10 per unit. The warrant received with each unit is exercisable into a share of common stock at $1.60 per share. We also issued options to purchase 250,000 shares of common stock at $0.60 per share. The compensation warrants and options expire on March 30, 2002.

The special warrant agreements contained certain penalties in the event that we did not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. We failed to meet these deadlines, and consequently; each special warrant holder was entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they are holding by the same percentage ("Redemption Right"). In addition, each special warrant holder had the right to receive an additional 10% of their original investment in shares of our common stock upon the exercise of the special warrants. As of December 31, 2001, all special warrant holders exercised their Redemption Right and we returned $1,894,865 to these investors.

On August 13, 2001 final receipts from the regulators of the British Colombia, Alberta, Ontario and Quebec provinces in Canada were received for the registration prospectus dated August 7, 2001. Each Special Warrant was then deemed converted, as provided for in the special warrant agreement, into one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.60 per share expiring on March 30, 2002, for no additional consideration. Upon exercise of the special warrants, taking into consideration the exercise of Redemption Rights by all the investors, and the issuance of additional shares of our common stock equal to 10% of the special warrant holders initial investment, we issued a total of 13,436,317 shares of common stock and stock purchase warrants for the purchase of up to 13,436,317 shares of our common stock for $1.60 per share to these investors. On September 26, 2001, our Board of Directors approved a resolution to reduce the price of the stock purchase warrants to $0.35 and effective February 23, 2002 further reduced the exercise price to $0.20 to reflect the market price and provide an inducement for the warrant holders to exercise the warrants. Proceeds from the Special Warrant offering totaled $12,149,571, net of $1,114,485 in offering costs and $1,894,865 returned to shareholders upon the exercise of their Redemption Right. Certain warrant holders exercised their warrants in 2002 as described under subsequent events below.

NON-EMPLOYEE STOCK COMPENSATION ISSUED IN EXHANGE FOR SERVICES RECEIVED

As partial consideration for services rendered under a consulting agreement entered into on May 24, 2000, for a detailed analysis of Internet Protocol development and market opportunities in various major countries, we granted Sobois-Livert Investment Corporation warrants to purchase 250,000 shares of common stock at $0.60 per share and, as agreed to, upon completion of the consulting engagement and delivery of certain reports, additional warrants to purchase 488,833 shares of common stock at $1.10 per share. Both sets of warrants expire on May 24, 2002. The fair value of these warrants totaled $299,000 and was recorded as non-cash compensation during the year ended December 31, 2000.

On May 9, 2000, we granted 345,000 shares of common stock to Cornwall Management Ltd. as partial consideration for services rendered under a consulting agreement. The fair value of the shares totaled $604,000 and was recorded as a non-cash compensation expense for the year ended December 31, 2000.

On February 14, 2001, our Board of Directors approved the issuance of 250,000 stock options to a consultant in an exchange for services rendered. The stock options have an exercise price of $0.50, vest immediately and expire in three years. The market value of the our common stock at the grant date was $0.23. The fair value associated with these options totaled $42,500 and was recorded as non-cash compensation during the year ended December 31, 2001.

During October and November 2001, we issued 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock to a consultant as consideration for marketing and business development consulting services rendered. The fair value of these shares of common stock totaled $49,000 and is recorded as non-cash compensation expense as of December 31, 2001. The options have an exercise price of $0.50 and vest immediately. The fair value associated with these options was $48,045 and is recorded as non-cash compensation expense during the year ended December 31, 2001. During 2002, under the terms of a consulting agreement, we may be required to issue this consultant 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock subject to mutually agreed upon performance goals.

On November 29, 2001, we entered into an exclusive Marketing and Distribution Agreement "Agreement" with PITRFA Inc., a Florida based sales, marketing and distribution company. As defined in the agreement, PITRFA will market and distribute ePHONE's prepaid 1+ long distance service for a period of three years. Upon signing the Agreement, we issued PITRFA 538,973 shares of our common stock. The fair value associated with these shares of common stock totaled $97,015 and is recorded as non-cash compensation expense in our December 31, 2001 Statement of Operations. The Agreement also contains a provision for the issuance of additional shares of our common stock if our common stock reaches certain price levels in the future as follows: a) if the price of our common stock reaches $2.50 per share we will be required to issue PITRFA a second tranche of 538,973 shares and; b) if the price of our common stock subsequently reaches $5.00 per share, we will be required to issue PITRFA a third tranche of 538,973 shares. The maximum amount of shares that would be issued if all milestones are met is 1,616,919, which represents 5% of our common stock outstanding at the signing of this Agreement.

The following table summarizes information for non-employee stock options and stock purchase warrants granted for services, and issued in connection with private placements we have completed:

                                       Year Ended December 31, 2001                  Year Ended December 31, 2000
                              ----------------------------------------------- -------------------------------------------
                                                     Weighted Average Price                           Weighted Average
                                Number of Shares           Per Share            Number of Shares      Price Per Share
Beginning balance........             4,385,684              $0.91                    2,420,667              $0.86
Granted (including Special
Warrant Conversion in 2001)
                                     13,886,317              $0.35                    2,057,417              $0.99
Exercised................              (848,243)             $0.35                      (92,400)             $1.25
Cancelled................                    --                 --                           --
                                   ------------             ------                 ------------
Ending balance...........            17,423,758              $0.42                    4,385,684              $0.91
                                   ============              =====                 ============              =====

EMPLOYEE STOCK COMPENSATION

During 1999, we granted 2,250,000 options to purchase common stock at $.50 per share to certain directors and officers.

On May 5, 2000, our Board of Directors adopted the 2000 Long-Term Incentive Plan (the "Plan") and reserved 6,000,000 shares of common stock for issuance under the Plan. The Plan provides for grants and awards of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock and incentive shares to officers, key employees, directors, persons hired to be employees, and who the Board determines will be officers or key employees upon commencement of employment, and consultants or independent contractors for rendering key services. The Board will determine the exercise price per share of the Common Stock purchasable under a stock option and the options will have various vesting schedules ranging from immediate vesting to vesting on specified dates and over various periods of time. In general, options granted under this plan will expire in ten years from the date of grant.

During 2000, we granted 1,500,000 stock options to two officers, which vested on the grant date with the exercise price less than the market price at grant date. In accordance with APB 25, we recorded compensation expense totaling $2,865,000. These two officers terminated employment with us in December 2000 and a total of 6,747,307 in accumulated stock option awards were canceled as provided for in their Separation Agreements.

In connection with the termination of these two officers, all other outstanding unvested stock options became immediately vested pursuant to a provision in the Plan.
                                      F-16

On September 12, 2001 our Board of Directors approved a resolution to reduce from $0.50 to $0.35 the exercise price of 3,900,000 stock options held by certain Board members, executive officers and former employees. Since the repricing we have accounted for these options using variable accounting. We have not recorded any compensation expense in connection with this repricing since the new exercise price has been higher than or equal to the market price.

On December 17, 2001, our Board of Directors approved a resolution to extend the expiration date of a former officer's stock option agreement from March 31, 2002 to October 1, 2002.

The following table summarizes information concerning our stock options:

                                                               Years Ended December 31,
                              -------------------------------------------------------------------------------------------
                                                   2001                                          2000
                              ----------------------------------------------- -------------------------------------------
                                Number of Shares     Weighted Average Price     Number of Shares      Weighted Average
                                                           Per Share                                  Price Per Share
Beginning balance........             5,268,963              $0.81                    2,250,000              $0.50
Granted..................             5,713,333               0.41                    9,776,000              $0.70
Exercised................                    --                 --                           --                 --
Cancelled................            (3,784,244)              0.90                   (6,757,307)             $0.56
                                   -------------             -----                 -------------             -----
Ending balance...........             7,197,782              $0.40                    5,268,693              $0.81
                                   ============              ======                ============              =====

The following table summarizes information about stock options issued to employees, outstanding at December 31, 2001:

                                        Options Outstanding                              Options Exercisable
 Range of Exercise        Number of       Weighted-Average   Weighted-Average   Number Exercisable  Weighted-Average
       Prices            Outstanding         Remaining        Exercise Price                         Exercise Price
                                          Contractual Life
                      ------------------ ------------------- ------------------ ------------------- ------------------
                      ------------------ ------------------- ------------------ ------------------- ------------------
$0.35 to $0.35...             5,700,000       6 years              $0.35                 5,340,000        $0.35
$0.50 to $0.50...             1,273,333       9 years              $0.50                   583,333        $0.50
$0.60 to $1.09...               196,449       8 years              $1.09                   196,449        $1.09
$1.09 to $1.59...                28,000       9 years              $1.44                    28,000        $1.44
                                 ------       -------              -----                    ------        -----
                              7,197,782       7 years              $0.40                 6,147,782        $0.39
                              =========       =======              =====                 =========        =====

Had compensation expense for our plan been determined based on the fair value at the grant date for plan awards consistent with the provisions of SFAS No. 123, our net loss and net loss per common share outstanding would have been the pro forma amounts indicated below:

                                                                   Year Ended December 31,
                                                         2001                                   2000
                                         -------------------------------------- --------------------------------------
                                         -------------------------------------- --------------------------------------
Net loss -- as reported..................              $     (7,021,129)                      $    (13,701,100)
Net loss -- pro forma...................               $     (7,724,071)                      $    (16,649,035)
Net loss per share -- as reported......                $          (0.28)                      $          (0.94)
Net loss per share - pro forma......                   $          (0.31)                      $          (1.14)

The weighted-average fair values of each option at the date of grant for 2001 and 2000 was $0.16 and $1.04, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2001 and 2000: dividend yield of 0%; expected volatility of 150% in 2001 and 2000; risk-free interest rate of 4.08% in 2001 and 6.22% in 2000; and expected lives of 3 years.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Comdial Arbitration

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial has also added an additional counterclaim alleging that the agreement is still valid and is seeking the value of the future royalty payments which were to be made under the agreement. We have given back the licensed products to Comdial, and consequently, do not believe that we have an obligation for any additional future royalties based upon the use of the licensed products. We believe the $215,000 plus accrued interest of approximately $11,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at December 31, 2001. Arbitration is scheduled to occur in Washington D.C. beginning on May 29, 2002.

Herndon Office Lease

The following is a schedule of future minimum payments with respect to the Herndon, Virginia office lease:


Year Ending December 31,
2002.......................................          179,004
2003.......................................          184,374
2004.......................................           62,061
                                                  ----------

Total future minimum payments......              $   425,439
                                                 ===========

Rent expense was $165,258 and $128,527 for the years ended December 31, 2001 and 2000, respectively.

NOTE 11 - INCOME TAXES

As we have incurred losses since our inception, no provision for US federal or state income taxes have been recorded in any period.

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows:

                                                                   Year Ended December 31,
                                                         2001                                   2000
Net operating loss carryforwards....                 $6,407,000                            $ 3,647,000
Excess of book over tax - Array
Telecom license amortization........                         --                                171,000
Non-cash compensation...............                    543,000                                508,000
Investment write-down                                   343,000                                     --
Deferred royalty obligation.........                         --                                160,000
Other...............................                     46,000                                  8,000
Less valuation allowance............                 (7,339,000)                            (4,494,000)
                                                    ------------                           -----------
Net deferred tax asset..............                $        --                            $        --
                                                     ==========                             ==========

Realization of deferred tax assets is dependent upon future earnings, if any. We have recorded a full valuation allowance against our deferred tax assets since we believe it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.


At December 31, 2001, we have available, for U.S. income tax purposes, net operating loss carryforwards of approximately $16,428,000 which can be used to offset future taxable income through 2019. There can be no assurance that we will realize the benefit of the net operating loss carryforward. In addition, our utilization of our net operating loss carryforward may be limited pursuant to Internal Revenue Code Section 382, due to cumulative changes in ownership in excess of 50% within a three year period.


NOTE 12 SIGNIFICANT CUSTOMER

For the year ended December 31, 2001 and 2000, 11% and 90% of sales, respectively, were to one customer. As of December 31, 2000, 97% of accounts receivable was from this same customer. We did not have accounts receivable with this customer as of December 31, 2001.

Note 13  SUBSEQUENT EVENT

In late March 2002, the Company received approximately $690,000 for the exercise of warrants for the purchase of 3,450,000 shares of common stock which had been issued in connection with the sale of Special Warrants described in Note 9. On March 31, 2002, the remaining warrants for the purchase of 9,115,000 shares of common stock expired unexercised.