Form 10QSB
period 2002-03-31
EPHONE TELECOM INC
filed 2002-05-15
CIK 1085082

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

 (MARK ONE)

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT Commission File Number 000-27699


                              ePHONE Telecom, Inc.
           (Name of small business issuer as specified in its charter)

                      Florida                         98-020-4749
                      -------                         -----------
          (State or other jurisdiction of            (IRS Employer
          incorporation or organization)          Identification No.)


                              1145 Herndon Parkway
                          Herndon, Virginia 20170-5535
                    (Address of principal executive offices)

                                 (703) 787-7000
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No


As of March 31, 2002 there were 34,622,902 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes  |X|  No
                              ePHONE Telecom, INC.

                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                                                       Page

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of March 31, 2002 and December 31, 2001............................1

                  Statements of Operations for the Three Months Ended

                      March 31, 2002 and 2001..........................................................2

                  Statements of Cash Flows for the Three Months Ended

                      March 31, 2002 and 2001..........................................................3

                  Notes to Financial Statements........................................................4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................7



Part II - Other Information

Item 1.           Legal Proceedings...................................................................12

Item 2.           Changes in Securities and Use of Proceeds...........................................12

Item 3.           Defaults Upon Senior Securities.....................................................12

Item 4.           Submission of Matters to a Vote of Security Holders.................................12

Item 5.           Other Information...................................................................12

Item 6.           Exhibits and Reports on Form 8-K....................................................12

Signatures           .................................................................................13

                                              ePHONE Telecom, Inc.

                                                 Balance Sheets

                                                   (unaudited)


                                                                                 March 31,       December 31,
                                                                                   2002              2001
                                                                              ------------------------------------

Current Assets:
  Cash and cash equivalents                                                   $       682,872      $       35,970
  Accounts receivable, net of allowance for returns
    of $172,000 and $116,000 at March 31, 2002
    and December 31, 2001, respectively                                               310,129             155,759
  Inventory                                                                                --              16,500
  Other receivables                                                                    37,612              65,481
                                                                              ------------------------------------

    Total Current Assets                                                            1,030,613             273,710

Property and equipment, net                                                         1,349,051           1,296,561

Other assets                                                                           68,043              18,043
                                                                              ------------------------------------

Total Assets                                                                  $     2,447,707      $    1,588,314
                                                                              ------------------------------------

Liabilities and Stockholders' Equity:

Current Liabilities:
  Accounts payable                                                            $       738,546      $      850,179
  Accrued liabilities                                                                 715,020             654,765
  Deferred revenue                                                                    745,504             367,009
  Capital lease obligation, current portion                                            30,914              22,663
                                                                              ------------------------------------

    Total Current Liabilities                                                       2,229,984           1,894,616
                                                                              ------------------------------------

Capital lease obligation, net of current portion                                       25,166              15,839
Other long term obligation, net of current portion                                    120,000             142,500

Commitments and Contingencies                                                              --                  --

Stockholders' Equity (Deficit):
  Common stock, par value $0.001:
    150,000,000 shares authorized, 34,622,902 and
    32,987,381 issued and outstanding at March 31, 2002
    and December 31, 2001, respectively.                                               34,622              32,987
  Common stock subscription receivable                                              (388,394)                  --
  Additional paid-in capital                                                       22,554,062          21,843,199
  Accumulated deficit                                                            (22,127,733)        (22,340,827)
                                                                              ------------------------------------

Total Stockholders' Equity (Deficit)                                                   72,557           (464,641)
                                                                              ------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                          $     2,447,707      $    1,588,314
                                                                              ------------------------------------

See accompanying notes to financial statements

                                                  ePHONE Telecom, Inc.

                                                Statements of Operations

                                                       (unaudited)


                                                                                          Three Months Ended March 31,
                                                                                            2002             2001
                                                                                       -----------------------------------

Service revenue                                                                        $     4,061,823     $           --
Product revenue                                                                                     --            419,200
                                                                                       -----------------------------------

Total revenues                                                                               4,061,823            419,200

  Operating expenses
    Cost of service revenue                                                                  2,485,248                 --
    Cost of product revenue                                                                         --            272,392
    Sales and marketing                                                                        200,408            682,551
    General and administrative, including non-cash compensation of $37,715
    and $122,500 as of March 31, 2002 and 2001, respectively                                 1,153,655          1,844,323
                                                                                       -----------------------------------
                                                                                       -----------------------------------

Total operating expenses                                                                     3,839,311          2,799,266
                                                                                       -----------------------------------

Income (loss) from operations                                                                  222,512        (2,380,066)

Interest and other expense (income), net                                                         9,418           (96,599)
                                                                                       -----------------------------------

Income (loss) before taxes                                                                     213,094        (2,283,467)

Income tax expense                                                                                  --                 --
                                                                                       -----------------------------------

Net income (loss)                                                                      $       213,094     $  (2,283,467)

Earnings (loss) per share--(basic and diluted)                                          $          0.01     $       (0.13)
                                                                                       -----------------------------------

Weighted average number of common
  shares outstanding                                                                        33,022,298         17,489,404
                                                                                       -----------------------------------




See accompanying notes to financial statements
                                             ePHONE Telecom, Inc.

                                           Statements of Cash Flows

                                                 (unaudited)

                                                                              Three Months Ended March 31,
                                                                                 2002             2001
                                                                           ------------------------------------

Cash Flows from Operating Activities:
  Net income (loss)                                                        $        213,094     $  (2,283,467)
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
     Depreciation and amortization                                                   72,622            242,097
     Stock issued for services rendered                                              37,715            122,500
     Allowance for returns                                                           56,000                 --
     Deferred royalty expense                                                            --            136,667
     Realized gain                                                                       --           (33,757)
     Changes in operating assets and liabilities:
       Accounts receivable and other receivables                                      (891)           (84,271)
       Inventory                                                                     16,500             20,171
       Other assets                                                                (50,000)           (20,000)
       Accounts payable                                                           (111,633)           (30,298)
       Accrued liabilities                                                           52,755          (424,482)
       Deferred revenue                                                             196,885                 --
                                                                           ------------------------------------

Net cash flows provided by (used in) operating activities                           483,047        (2,354,840)
                                                                           ------------------------------------

Cash flows from investing activities:
  Purchase of fixed assets                                                        (102,347)          (104,408)
  Redemption of marketable securities                                                    --            822,982
  Deposit to restricted cash, net                                                        --            579,435
                                                                           ------------------------------------

Net cash flows (used in) provided by investing activities                         (102,347)          1,298,009

Cash flows provided by financing activities:
  Proceeds from exercise of warrants                                                301,389                 --
  Repayments on long-term obligation                                               (15,000)                 --
  Repayment to related party                                                       (15,000)                 --
  Repayments on capital lease                                                       (5,187)                 --
                                                                           ------------------------------------

Net cash flows provided by financing activities                                     266,202                 --
                                                                           ------------------------------------

Net increase (decrease) in cash and cash equivalents                                646,902        (1,056,831)

Cash and cash equivalents, beginning of year                                         35,970          1,525,978
                                                                           ------------------------------------

Cash and cash equivalents, end of year                                     $        682,872     $      469,147
                                                                           ------------------------------------


See accompanying notes to financial statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ePHONE Telecom, Inc. ("ePHONE") was incorporated in 1996 under the laws of the State of Florida, and is traded on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "EPHO".

We provide telecommunication services to retail and wholesale customers. We are a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone, one-step dialing, using Voice over Internet Protocol ("VoIP") technology and adaptable to legacy and future technologies.

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which in our opinion are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about amounts that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

In accordance with generally accepted accounting principles, we recognize prepaid telecommunication services revenues over the period services are provided. We bill monthly recurring telecommunications services in advance and the majority of our customers prepay for their services. Therefore, any portion of our services billed and collected but not yet provided is recorded as a deferred revenue. Of the $745,000 in deferred revenue at March 31, 2002, $693,000 will be fully earned during the month of April 2002. We establish an allowance for doubtful accounts based upon factors, which include historical trends and other information.

For the three months ended March 31, 2001, product sales were recognized upon shipment. Typical terms of sale did not provide the customer with the right of return except for defective products, which were covered by the warranty of the original equipment manufacturer. The Company also generated revenues from product licenses and services. Product license revenues were generally recognized upon product shipment provided that no significant post-delivery obligations existed and payment was due within one year. Advance payments of product licenses and services were reported as unearned revenue until all conditions for revenue recognition were met.

INCOME TAXES

We had no income tax expense during the three months ended March 31, 2002 due to the availability of net operating losses for U.S. income tax purposes. There can be no assurance that we will continue to realize the benefit of the net operating loss carryforward.

NET EARNINGS (LOSS) PER SHARE

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

For the three months ended March 31, 2002, options and warrants to purchase 8,387,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the excercise price of all outstanding options and warrants exceed the average market price of our stock during this period.

NOTE 2 - OPERATIONS

As shown in the accompanying unaudited financial statements, net income for the three months ended March 31, 2002 of $214,000 represents the first profitable fiscal quarter in our operating history. Also, of $745,000 recorded as deferred revenue at March 31, 2002, $693,000 will be fully earned during April 2002. Our continued success is dependent upon our ability to maintain profitable operations and successfully introduce our products to market. As described in
Note 5, in March 2002, existing investors in the Company exercised outstanding warrants, purchasing 3,448,913 shares of the Company's common stock for $690,000. Since inception we have an accumulated deficit of $22,128,000 which will be used to offset income taxes related to our current and future earnings.

Management believes that together with our cash on hand, proceeds from the warrants exercised in 2002, and cash flow from our planned level of 2002 operations that we have sufficient resources to enable us to sustain our current and planned level of operations for at least the next 12 months without the need for additional investment capital.

During the three months ended March 31, 2002, we generated net revenues of $4,062,000 with a gross margin of $1,577,000 (39%).

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 and 2001 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $15,000 and $39,000, respectively. The 2002 expense represents the fair value of 66,668 shares of our common stock issued in lieu of cash payments as further described under Stockholders' Equity.

During the three months ended March 31, 2002, we repaid a $15,000 amount that was advanced to us during 2001 by our Chairman of the Board, Mr. Robert Clarke.

During the three months ended March 31, 2001, the Company paid $180,000 to ePHONE Technologies, Inc., a related party, for consulting services.

NOTE 4 - ACCRUED LIABILITIES

Accrued expenses consist of the following:

                                          March 31, 2002     December 31, 2001
...........................................---------------- ---------------------
Accrued vacation.......................... $    46,854       $    32,411
Accrued compensation......................      73,932            35,443
Accrued legal fees........................     130,300           147,300
Other obligation, current portion.........      90,000            82,500
Comdial obligation........................     230,951           225,576
Other.....................................     142,983           131,535
                                               -------           -------
                                           $   715,020       $   654,765
                                           ===========       ===========

NOTE 5 - STOCKHOLDERS' EQUITY

In late March and early April 2002, we received approximately $690,000 for the exercise of warrants for the purchase of 3,448,913 shares of common stock which had been issued in connection with the sale of Special Warrants originally issued in early 2000. The portion of proceeds received in April was $388,000 and is recorded as a subscription receivable in the accompanying balance sheet at March 31, 2002. On March 31, 2002, the remaining warrants for the purchase of 9,115,000 shares of common stock expired unexercised.

During March 2002, we issued 171,431 shares to two consultants and two members of our Board of Directors. The fair value of the shares totaled $38,000 and was recorded based upon the market price of the stock on the date of issuance.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial has also added an additional counterclaim alleging that the agreement is still valid and is seeking the value of the future royalty payments which were to be made under the agreement. We have given back the licensed products to Comdial, and consequently, do not believe that we have an obligation for any additional future royalties based upon the use of the licensed products. We believe the $215,000 plus accrued interest of approximately $16,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at December 31, 2001. Arbitration is scheduled to occur in Washington D.C. beginning on May 29, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


Our core strategy is to become a next generation global facilities based marketing and sales oriented telecommunications carrier providing a full complement of telecommunications and data services utilizing the efficiency and reliability of new generation VOIP based telecommunication technologies.
This entails operating as a wholesale carrier, interexchange carrier and as a retail services provider. Using a private Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), we have developed the capability to provide voice and data transmission and other telephony features at high quality and low cost. Our role as an Interexchange Carrier allows us to capitalize on inexpensive wholesale termination rates, which are further leveraged into retail products in order to increase overall margins.

Since we commenced commercial operations utilizing our new strategy based upon a Cisco-based network in August of 2001 we have generated service revenue of over $7,000,000 and are continuing to increase service revenue every month. The success of our retail programs and increasing wholesale business has enabled us to attain profitability during the first quarter.

We believe our aggressive approach to marketing and sales is as important as the technologies being employed. We are committed to staying at the leading edge of telecommunications and information technologies but believe our real competitive advantage will be sustained through a creative and innovative approach to acquiring and maintaining customers and channel distribution partners

For example, we plan to introduce a new product in early Q2 of 2002 named eTRANSPORT ("eTRANSPORT"). The eTRANSPORT is a piece of equipment that is installed between the phone and the incoming phone line at the customer premises. Our service to the customer is virtually the same as the 1+ long distance service, however it is prepaid with the added benefit of portability.

We have worked closely with the designer and manufacturer of eTRANSPORT and have integrated the device with our network. We have secured the exclusive rights to the version of the device that works with our network, which provides features and the functionalities that customers desire. We are also working with marketing entities to introduce the product to market through home shopping TV channels and large retail chains that are the after market distribution channels for products marketed "As Seen on TV"..

Results of Operations - Three months ended March 31, 2002 and 2001

Our net income (loss) and net income (loss) per share were $214,000 and $0.01 and ($2,283,000) and ($0.13) for the three months ended March 31, 2002 and 2001, respectively.

During the three months ended March 31, 2002, increasing business from our retail and wholesale programs that were introduced in Q3 of FY 2001, coupled with the significant reduction of general and administrative and selling and marketing costs were the primary reasons for the overall improvement in operations.

Revenues

Revenues increased from $419,000 for the three months ended March 31, 2001 to $4,062,000 for the same period in 2002. The majority of the increase is attributed to the Company's "Unlimited Calling" Program. Prepaid calling card programs and our wholesale strategy also contributed to the increase. These programs accounted for all of ePHONE's revenue for the three months ended March 31, 2002 and did not account for any revenue during the same period in 2001. During March 2002, cash collections of $745,000 were considered pre-paid and are reflected in the Current Liability section of the Balance Sheet as "Deferred Revenue". Of this amount, $693,000 will be earned by us during April 2002. As ePHONE continues to focus on retail and wholesale offerings, sales of equipment are not expected to be significant in the future. The $419,000 of revenue from the sales of equipment in Q1 of 2001 is not likely to reoccur.

Cost of Revenues

Cost of Revenues increased from $274,000 for the three months ended March 31, 2001 to $2,485,000 for the same period in 2002. For the three months ended March 31, 2002, cost of goods sold represented commissions, activation fees and processing charges related to our telecommunications services programs. For the three months ended March 31, 2001, cost of goods sold was related to telecommunications equipment sales. Gross margin for the three months ended March 31, 2002 and 2001 was 39% and 35%, respectively. Our gross margin percentage will likely be much higher in the future due to increases in sales volume and sales mix.

Sales and marketing

Sales and marketing expense decreased from $683,000 for the three months ended March 31, 2001 to $200,000 for the same period in 2002. During 2001, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where we were deploying our network. There were no similar expenditures incurred during the three months ended March 31, 2002. Currently, sales and marketing expense consists primarily of marketing commissions and salaries.

General and administrative

General and administrative expense decreased from $1,844,000 for the three months ended March 31, 2001 to $1,154,000 for the same period in 2002.
General and administrative expense included non-cash compensation of $38,000 and $123,000 for the three months ended March 31, 2002 and 2001, respectively. The 2002 expense represented the fair value of 171,000 shares of our common stock issued for consulting services to two consultants and to two members of our Board of Directors. A portion of the 2001 non-cash compensation was incurred in connection with a settlement between us and a former officer under which 400,000 shares of common stock with a fair value of $80,000 were issued to this former officer. The remaining $43,000 of non-cash compensation in 2001 represents the fair value of 250,000 stock options issued to a consultant in exchange for services rendered. We expect general and administrative expenses to increase in the future in direct proportion to the increase in sales.

Income taxes

There was no provision for federal or state income taxes for the three months ended March 31, 2001 due to the availability of a net operating loss (NOL) for income tax purposes. This NOL was generated from previous operating losses incurred since inception. A valuation allowance has been established and, accordingly, no asset has been recorded for our net operating losses and other deferred tax assets.

Liquidity And Capital Resources

During the three months ended March 31, 2002, we received $302,000 of the $690,000 raised from the exercise of warrants we had issued in connection with the sale of special warrants in 2000 for the purchase of 3,448,913 shares of our common stock. On March 30, 2002, the warrants for the purchase of 9,115,161 shares of our common stock expired unexercised. The proceeds from the exercise of these warrants, along with cash generated from our operations during the first quarter 2002 increased our cash from $36,000 at December 31, 2001 to $683,000 at March 31, 2002. We received the remaining $388,000 from the exercise of warrants in early April 2002 and have recorded this amount as a subscription receivable in the balance sheet at March 31, 2002.

For the three months ended March 31, 2002, utilizing our new strategy based upon a Cisco-based network we have generated service revenue of over $ 4,000,000. Our liquidity continues to improve and as of May 14, 2002 we had a total of $1,500,000 of cash in the bank. We plan to expand our current products and services in 2002 and introduce new products and services. We have been successful in generating net income from operations since we deployed our new Cisco-based network in August 2001. Our anticipated future cash flows from operations is largely dependent upon our ability to achieve our revenue and gross profit objectives from our current products and services and introduction of new products we plan to launch in 2002. We believe that based on our current level of operations, the cash flows we are generating from operations together with the $690,000 we received from the exercise of warrants described above is sufficient for our current operations.

It is important to point out that since our inception, we have accumulated a deficit of $22,128,000, and that we funded our operations, prior to our generating service revenues beginning in August 2001, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001 of $305,000, and from limited equipment sales. We do not currently have a line of credit or any other credit facility available to us.

While our service revenue sales continues to increase during the first two quarters of 2002, and while management anticipates that growth in service revenue will continue throughout the remainder of 2002, we cannot assure you that this will happen. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry. To address these risks and achieve profitability and increased sales levels, we must, among other things, continue to establish and increase market acceptance of our products, respond effectively to competitive pressures, offer high quality customer service and support, and successfully introduce, on a timely basis, new products and enhancements of our existing products.

We anticipate, based on our present plans and assumptions, that our current cash balances and projected level of 2002 operations will be sufficient to enable us to sustain our current and planned operations for at least the next 12 months, and will not need to raise additional funding. However, we cannot assure you that this will hold true.

For the three months ended March 31, 2002, we generated $483,000 of cash from our operating activities. The amount of cash provided by operations for the three months ended March 31, 2002 in excess of the $214,000 net income for that same period is attributed to increases in our deferred revenue balances and depreciation expense partially offset by decreases in our accounts payable balances.

Investing activities used $102,000 of cash for the purchase of fixed assets and financing activities provided $266,000 which consisted of $302,000 received from the exercise of warrants offset by payments on obligations for the three months ended March 31, 2002.

We have two equipment commitments totaling $56,000 for two Sun Microsystems servers which expire in 2003 and 2004.

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

PART II - OTHER INFORMATION

Item 1.  Legal proceedings -

         During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial has also added an additional counterclaim alleging that the agreement is still valid and is seeking the value of the future royalty payments which were to
         be made under the agreement.   We have given back the licensed
         products to Comdial, and consequently, do not believe that we have an obligation for any additional future royalties based upon the use of the licensed products. We believe the $215,000 plus accrued interest of approximately $16,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at December 31, 2001. Arbitration is scheduled to occur in Washington D.C. beginning on May 29, 2002.

Item 2.  Changes in securities and use of proceeds - None.

Item 3.  Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders - None.

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

A.   Exhibits

           Exhibit No.     Description
           -----------     -----------------------------------------------
           3.1........     Articles of Incorporation (1)
           3.2........     Amendment to Articles of Incorporation (1)
           3.3........     Bylaws (1)
           3.4........     Amended and Restated Articles of Incorporation (2)
           24.........     Powers of Attorney (filed herewith)

(1) Previously filed as an exhibit to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on October 15, 1999.

(2) Previously filed as an exhibit to Amendment No. 2 to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on January 5, 2000.

B.          Reports on Form 8-K: None

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ePHONE Telecom, Inc.

                         (Registrant)

                                       By /s/Carmine Taglialatela, Jr.
                                             -------------------------
                                            (Carmine Taglialatela, Jr., CEO)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                               Date


         By /s/ Carmine Taglialatela, Jr.                    May 14, 2002
--------------------------------------------
         (Carmine Taglialatela, Jr., CEO, Director)
         (Principal Executive Officer)

         By /s/ Charlie Rodriguez                            May 14, 2002
--------------------------------------------
         (Charlie Rodriguez, Chief Financial Officer)
         (Principal Financial and Accounting Officer)


         By /s/ Robert G. Clarke*                            May 14, 2002
--------------------------------------------
         (Robert G. Clarke, Chairman)

         By /s/ John Fraser*                                 May 14, 2002
--------------------------------------------
         (John Fraser, Director)


         By /s/ Shelly Kamins*                               May 14, 2002
--------------------------------------------
         (Shelly Kamins, Director)


         By /s/ Larry Codacovi*                              May 14, 2002
--------------------------------------------
         (Larry Codacovi, Director)

         By /s/ Eugene A. Sekulow*                            May 14,2002
--------------------------------------------
         (Eugene A. Sekulow)

*By:  Charlie Rodriguez
      --------------------------------------
          Attorney-In-Fact