Form 10QSB
period 2002-06-30
EPHONE TELECOM INC
filed 2002-08-13
CIK 1085082

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

 (MARK ONE)
       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No


As of June 30, 2002 there were 37,907,368 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes  |X|  No
                              ePHONE Telecom, Inc.

                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                                                       Page

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of June 30, 2002 and December 31, 2001.............................1

                  Statements of Operations for the Six Months Ended

                      June 30, 2002 and 2001...........................................................2

                  Statements of Operations for the Three Months Ended

                      June 30, 2002 and 2001...........................................................3

                  Statements of Cash Flows for the Six months Ended

                      June 30, 2002 and 2001...........................................................4

                  Notes to Financial Statements........................................................5

                  Forward Looking Statements...........................................................8

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................9



Part II - Other Information

Item 1.           Legal Proceedings...................................................................14

Item 2.           Changes in Securities and Use of Proceeds...........................................15

Item 3.           Defaults Upon Senior Securities.....................................................15

Item 4.           Submission of Matters to a Vote of Security Holders.................................15

Item 5.           Other Information...................................................................15

Item 6.           Exhibits and Reports on Form 8-K....................................................15

Signatures           .................................................................................16


                                                  ePHONE Telecom, Inc.

                                                     Balance Sheets

                                                      (unaudited)

                                                                                    June 30,           December 31,
                                                                                      2002                 2001
                                                                              -------------------------------------------

Current Assets:
   Cash and cash equivalents                                                  $          1,508,086     $          35,970
   Accounts receivable, net of allowance for returns
     of $246,000 and $116,000 at June 30, 2002
     and December 31, 2001, respectively                                                   407,683               155,759
   Inventory                                                                                49,294                16,500
   Other receivables                                                                       118,336                65,481
                                                                              -------------------------------------------

     Total Current Assets                                                                2,083,399               273,710

Property and equipment, net                                                              1,684,801             1,296,561

Other assets                                                                                68,043                18,043
                                                                              -------------------------------------------

Total Assets                                                                  $          3,836,243     $       1,588,314
                                                                              -------------------------------------------

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities:
   Accounts payable                                                           $            670,295     $         850,179
   Accrued liabilities                                                                   1,178,204               654,765
   Deferred revenue                                                                        806,710               367,009
   Capital lease obligation, current portion                                                63,210                22,663
                                                                              -------------------------------------------

     Total Current Liabilities                                                           2,718,419             1,894,616
                                                                              -------------------------------------------

Capital lease obligation, net of current portion                                            34,376                15,839
Other long term obligation, net of current portion                                          97,500               142,500

Commitments and Contingencies                                                                   --                    --

Stockholders' Equity (Deficit):
   Common stock, par value $0.001:
     150,000,000 shares authorized, 36,907,368 and
     32,987,381 issued and outstanding at June 30, 2002
     and December 31, 2001, respectively.                                                   36,907                32,987
   Additional paid-in capital                                                           22,671,867            21,843,199
   Accumulated deficit                                                                (21,722,826)          (22,340,827)
                                                                              -------------------------------------------

Total Stockholders' Equity (Deficit)                                                       985,948             (464,641)
                                                                              -------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                          $          3,836,243     $       1,588,314
                                                                              -------------------------------------------



                 See accompanying notes to financial statements
                                                  ePHONE Telecom, Inc.

                                                Statements of Operations

                                                       (unaudited)


                                                                                           Six Months Ended June 30,
                                                                                           2002                  2001
                                                                                ------------------------------------------
Service revenue                                                                 $         9,143,252                    --
Product revenue                                                                                  --    $          512,720
                                                                                ------------------------------------------

Total revenues                                                                            9,143,252               512,720

   Operating expenses
     Cost of service revenue                                                              5,261,745                    --
     Cost of product revenue                                                                     --               475,826
     Sales and marketing                                                                    564,893               915,351
     General and administrative                                                           2,682,535             3,214,920
                                                                                ------------------------------------------

Total operating expenses                                                                  8,509,173             4,606,097
                                                                                ------------------------------------------

Income (loss) from operations                                                               634,079           (4,093,377)

Interest and other (income), net                                                             16,078             (111,450)
                                                                                ------------------------------------------

Income (loss) before taxes                                                                  618,001           (3,981,927)

Income tax expense                                                                               --                    --
                                                                                -----------------------------------------

Net Income (loss)                                                               $           618,001    $      (3,981,927)

Earnings (loss) per share--(basic and diluted)                                  $              0.02    $           (0.23)
                                                                                ------------------------------------------

Weighted average number of common
   shares outstanding                                                                    34,792,640            17,672,633
                                                                                ------------------------------------------


See notes to accompanying financial statements
                                                 ePHONE Telecom, Inc.

                                               Statements of Operations

                                                      (unaudited)

                                                                                       Three months ended June 30,
                                                                                       2002                  2001
                                                                                ----------------------------------------
------------------------------------------------------------------------------------------------------------------------
Service revenue                                                               $           5,081,429    $             --
Product revenue                                                                                  --              93,520
                                                                             -------------------------------------------

Total revenues                                                                            5,081,429              93,520

   Operating expenses
     Cost of service revenue                                                              2,776,497                  --
     Cost of product revenue                                                                     --             203,434
     Sales and marketing                                                                    364,485             232,800
     General and administrative                                                           1,528,880           1,370,597
                                                                             -------------------------------------------

Total operating expenses                                                                  4,669,862           1,806,831
                                                                             -------------------------------------------

Income (loss) from operations                                                               411,567         (1,713,311)

Interest and other (income), net                                                              6,660            (14,851)
                                                                             -------------------------------------------

Income (loss) before taxes                                                                  404,907         (1,698,460)

Income tax expense                                                                               --                  --
                                                                             -------------------------------------------

Net Income (loss)                                                             $             404,907    $    (1,698,460)

Earnings (loss) per share--(basic and diluted)                                $                0.01    $         (0.10)
                                                                             -------------------------------------------

Weighted average number of common
   shares outstanding                                                                    36,543,528          17,853,848
                                                                             -------------------------------------------


See accompanying notes to financial statements




                                                     ePHONE Telecom, Inc.

                                                   Statements of Cash Flows

                                                         (unaudited)


                                                                                              Six Months Ended June 30,
                                                                                              2002                2001
                                                                                      -----------------------------------------

Cash Flows from Operating Activities:
   Net income (loss)                                                                  $             618,001  $     (3,981,927)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
       Depreciation and amortization                                                                156,622            492,182
       Stock issued for services rendered                                                            37,715            122,500
       Allowance for returns                                                                        129,810                 --
       Deferred royalty expense                                                                          --            193,334
       Inventory reserve                                                                                 --            108,900
       Realized gain                                                                                     --           (45,470)
       Changes in operating assets and liabilities:
         Accounts receivable and other receivables                                                (450,655)             38,980
         Inventory                                                                                 (32,794)             44,648
         Other assets                                                                              (50,000)             65,500
         Accounts payable                                                                         (179,884)          (198,501)
         Accrued liabilities                                                                        523,439          (602,466)
         Deferred revenue                                                                           455,767                 --
                                                                                      -----------------------------------------

Net cash flows provided by (used in) operating activities                                         1,208,021        (3,762,320)
                                                                                      -----------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                       (472,627)          (467,172)
   Purchase of marketable securities                                                                     --          2,194,157
   Deposit to restricted cash, net                                                                       --            529,435
                                                                                      -----------------------------------------

Net cash flows (used in) provided by investing activities                                         (472,627)          2,256,420

Cash flows provided by financing activities:
   Proceeds from exercise of warrants and options                                                   809,873             45,000
   Repayments on long-term obligation                                                              (45,000)                 --
   Repayment to related party                                                                      (15,000)                 --
   Repayments on capital lease                                                                     (13,151)                 --
                                                                                      -----------------------------------------

Net cash flows provided by financing activities                                                     736,722             45,000
                                                                                      -----------------------------------------

Net increase (decrease) in cash and cash equivalents                                              1,472,116        (1,460,900)

Cash and cash equivalents, beginning of period                                                       35,970          1,525,978
                                                                                      -----------------------------------------

Cash and cash equivalents, end of period                                              $           1,508,086  $          65,078
                                                                                      -----------------------------------------


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

REVENUE RECOGNITION

In accordance with generally accepted accounting principles generally accepted in the United States of America, we recognize prepaid telecommunication services revenues over the period services are provided. We bill monthly recurring telecommunications services in advance and the majority of our customers prepay for their services. Therefore, any portion of our services billed and collected but not yet provided is recorded as deferred revenue. Of the $807,000 in deferred revenue at June 30, 2002, $768,000 will be fully earned during the month of July 2002. Revenue for sale of telecommunications equipment sold with prepaid telecommunications services is recognized when the equipment is delivered and accepted by customers. We establish an allowance for doubtful accounts and chargebacks under our Unlimited Calling Program based upon factors, which include historical trends and other information.

For the six months ended June 30, 2001, product sales of Array Telecom equipment were recognized upon shipment. Typical terms of sale did not provide the customer with the right of return except for defective products, which were covered by the warranty of the original equipment manufacturer. The Company also generated revenues from product licenses and services. Product license revenues were generally recognized upon product shipment provided that no significant post-delivery obligations existed and payment was due within one year. Advance payments of product licenses and services were reported as unearned revenue until all conditions for revenue recognition were met.

INCOME TAXES

We had no income tax expense during the six months ended June 30, 2002 due to the availability of net operating losses for U.S. income tax purposes. There can be no assurance that we will continue to realize the benefit of the net operating loss carryforward.

NET EARNINGS (LOSS) PER SHARE

We report basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For both the six months and the three months ended June 30, 2002, options and warrants to purchase 9,094,000 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price of all outstanding options and warrants exceeded the average market price of our stock during both of these this periods. As of June 30, 2002 there are no outstanding warrants.

NOTE 2 - OPERATIONS

As shown in the accompanying unaudited financial statements, net income for the six months ended June 30, 2002 of $618,000 represents the first two profitable fiscal quarters in our operating history. Also, of $807,000 recorded as deferred revenue at June 30, 2002, $768,000 will be fully earned during July 2002. Since inception we have an accumulated deficit of $21,723,000, which will be used to offset income taxes related to our current and future earnings.

Management believes that together with our cash on hand and cash flow from our planned level of 2002 operations that we have sufficient resources to enable us to sustain our current and planned level of operations for at least the next 12 months without the need for additional investment capital.

During the six months ended June 30, 2002, we generated net revenues of $9,143,000 with a gross margin of $3,881,000 (42%).

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002 and 2001 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $15,000 and $74,000, respectively. The 2002 expense represents the fair value of 66,668 shares of our common stock issued in lieu of cash payments as further described under Stockholders' Equity.

During the six months ended June 30, 2002, we repaid a $15,000 amount that was advanced to ePHONE during 2001 by our Chairman of the Board, Mr. Robert Clarke.

During the six months ended June 30, 2001, the Company paid $248,000 to ePHONE Technologies, Inc., a related party, for consulting services.

During the six months ended June 30, 2001, the Company paid $100,000 as provided for in a Service and Deployment Agreement with 7bridge Systems, LTD, a related party for the repurchase of certain equipment.

During the six months ended June 30, 2001, the Company paid $25,000 in consulting fees to an officer of the Company.

NOTE 4 - STOCKHOLDERS' EQUITY

In late March and early April 2002, we received approximately $690,000 for the exercise of warrants for the purchase of 3,448,913 shares of common stock which had been issued in connection with the sale of Special Warrants originally issued in early 2000. On June 30, 2002, the remaining warrants for the purchase of 9,115,000 shares of common stock expired unexercised.

During March 2002, we issued 171,431 shares to two consultants and two members of our Board of Directors. The fair value of the shares totaled $38,000 and was recorded based upon the market price of the stock on the date of issuance.

During the six months ended June 30, 2002, two executive officers exercised options to purchase 342,500 shares of our common stock at an exercise price of $0.35 with the proceeds totaling $120,000.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial has also added an additional counterclaim alleging that the agreement is still valid and is seeking the value of the future royalty payments which were to be made under the agreement. Comdial terminated the agreement in 2001 and we have given back the licensed products to Comdial, and consequently, do not believe that we have an obligation for any additional future royalties based upon the use of the licensed products. We believe the $215,000 plus accrued interest of approximately $21,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at June 30, 2002. An Arbitration hearing was completed in Washington D.C. on May 29, 2002. The company has subsequently filed briefs related to its position in this case with the Arbitrators and we are currently awaiting a decision, which is expected to be handed down in September 2002.

FORWARD LOOKING STATEMENTS
Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB contain "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.



In addition to factors that may be described in this Form 10-QSB, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

o        the rate of expansion of our network and/or customer base

o        introduction of new products

o        inaccuracies in our forecasts of customer or market demand

o        highly competitive market conditions

o changes in or developments under laws, regulations and licensing requirements

o        changes in telecommunications technology

o changes in economic conditions in the countries in which we plan to operate

These factors should not be construed as exhaustive. We will not update or revise any forward-looking statements. See also "Risk Factors" for additional cautionary statements identifying important factors with respect to forward-looking statements contained in this Form 10-QSB that could cause actual results to differ materially from results or expectations referred to in the forward-looking statements.

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

Since we commenced commercial operations utilizing our new strategy based upon a Cisco-based network in August of 2001 we have generated service revenue of over $12,000,000 since that date and are continuing to increase service revenue every month. The success of our retail programs and increasing wholesale business has enabled us to attain profitability during the first quarter.

We believe our aggressive approach to marketing and sales is as important as the technologies being employed. We are committed to staying at the leading edge of telecommunications and information technologies but believe our real competitive advantage will be sustained through a creative and innovative approach to acquiring and maintaining customers and channel distribution partners

For example, we have begun to introduce a new product called eTRANSPORT ("eTRANSPORT"). The eTRANSPORT is a piece of equipment that is installed between the phone and the incoming phone line at the customer premises. Our service to the customer is virtually the same as the 1+ long distance service, however it is prepaid with the added benefit of portability.

We have worked closely with the designer and manufacturer of eTRANSPORT and have integrated the device with our network. We have secured the exclusive rights to the version of the device that works with our network, which provides features and the functionalities that customers' desire. We are also working with marketing entities to introduce the product to market through home shopping TV channels and large retail chains that are the after market distribution channels for products marketed "As Seen on TV".

Results of Operations - Three and Six months ended June 30, 2002 and 2001
                        -------------------------------------------------

We experienced net income from operations for the three and six months ended June 30, 2002 and net losses from operations for the three and six months ended June 30, 2001.

                                              Three months      Three months       Six months        Six months
                                               ended June        ended June        ended June        ended June
                                                30, 2002          30, 2001          30, 2002          30, 2001
                                              --------------    -------------- -- -------------- -- --------------
Net income (loss) from operations        $          405,000  $    (1,698,000)  $        618,000  $    (3,982,000)
Net income (loss) per common share                     0.01            (0.10)              0.02            (0.23)




Revenues
--------
Our revenue from operations for the three and six months ended June 30, 2002 and 2001 were as follows.

                                       Three months      Three months       Six months         Six months
                                        ended June        ended June        ended June         ended June
                                         30, 2002          30, 2001          30, 2002           30, 2001
                                       --------------    --------------    --------------     -------------
Service Revenue                     $      5,081,000  $              -  $      9,143,000  $              -
Product Revenue                                    -            94,000                 -           513,000
                                       --------------    --------------    --------------     -------------
                                    $      5,081,000  $         94,000  $      9,143,000  $        513,000
                                       ==============    ==============    ==============     =============


During the six months ended June 30, 2002, increasing business from our retail and wholesale programs that were introduced in Q3 of FY 2001, coupled with the significant reduction of general and administrative and selling and marketing costs were the primary reasons for the overall improvement in operations.

The majority of the increase in our revenues is attributed to the Company's "Unlimited Calling" Program. Prepaid calling card programs and our wholesale strategy also contributed to the increase. These programs accounted for all of ePHONE's revenue for the six months ended June 30, 2002 and did not account for any revenue during the same period in 2001. As of June 2002, cash collections of $807,000 were considered pre-paid and are reflected in the Current Liability section of the Balance Sheet as "Deferred Revenue". Of this amount, we will earn $768,000 during July 2002. The $419,000 of Array Telecom equipment sales in Q1 of 2001 will not reoccur.

Cost Of Revenues
----------------
During the three and six months ended June 30, 2002 and 2001 cost of services revenue and cost of product revenue were as follows.

                                       Three months      Three months       Six months         Six months
                                        ended June        ended June        ended June         ended June
                                         30, 2002          30, 2001          30, 2002           30, 2001
                                       --------------    --------------    --------------     -------------
Cost of service revenue             $      2,776,000  $              -  $      5,262,000   $             -
Cost of product revenue                            -           203,000                 -           476,000
                                       --------------    --------------    --------------     -------------
                                    $      2,776,000  $        203,000  $      5,262,000   $       476,000
                                       ==============    ==============    ==============     =============

For the six months ended June 30, 2002, cost of goods sold represented commissions, activation fees and processing charges related to our telecommunications services programs. For the six months ended June 30, 2001, cost of goods sold was related to telecommunications equipment sales. Gross margin for the three months ended June 30, 2002 and 2001 was 45% and (116%), respectively, and gross margin for the six months ended June 30, 2002 and 2001 was approximately 42% and 7%, respectively.

Sales and marketing
-------------------
Sales and marketing expense decreased from $915,000 for the six months ended June 30, 2001 to $565,000 for the same period in 2002. During 2001, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where we were deploying our network. There were no similar expenditures incurred during the six months ended June 30, 2002. Currently, sales and marketing expense consists primarily of marketing commissions and salaries.

General and administrative
--------------------------
General and administrative expense decreased from $3,215,000 for the six months ended June 30, 2001 to $2,683,000 for the same period in 2002. General and administrative expense included non-cash compensation of $38,000 and $123,000 for the six months ended June 30, 2002 and 2001, respectively. The 2002 expense represented the fair value of 171,000 shares of our common stock issued for consulting services to two consultants and to two members of our Board of Directors. A portion of the 2001 non-cash compensation was incurred in connection with a settlement between us and a former officer under which 400,000 shares of common stock with a fair value of $80,000 were issued to this former officer. The remaining $43,000 of non-cash compensation in 2001 represents the fair value of 250,000 stock options issued to a consultant in exchange for services rendered. We expect general and administrative expenses to increase in the future in direct proportion to the increase in sales.

Income taxes
------------
There was no provision for federal or state income taxes for the six months ended June 30, 2002 due to the availability of a net operating loss (NOL) for income tax purposes. This NOL was generated from previous operating losses incurred since inception. A valuation allowance has been established and, accordingly, no asset has been recorded for our net operating losses and other deferred tax assets.

Liquidity And Capital Resources
-------------------------------
During the six months ended June 30, 2002, we received $690,000 from the exercise of warrants we had issued in connection with the sale of special warrants in 2000 for the purchase of 3,448,913 shares of our common stock. On March 30, 2002, the warrants for the purchase of 9,115,161 shares of our common stock expired unexercised. The proceeds from the exercise of these warrants, along with cash generated from our operations during the first six months of 2002 increased our cash from $36,000 at December 31, 2001 to $1,508,000 at June 30, 2002. We also received $120,000 in connection with employee stock options exercised by two executive officers of ePHONE to purchase 342,500 shares of ePHONE's common stock at $0.35 per share.

For the six months ended June 30, 2002, utilizing our new strategy based upon a Cisco-based network we have generated service revenue of over $ 9,100,000. Our liquidity continues to improve and as of June 30, 2002 we had a total of $1,508,000 of cash in the bank. We plan to expand our current products and services in 2002. We have been successful in generating net income from operations since we deployed our new Cisco-based network in August 2001. Our anticipated future cash flows from operations is dependent upon our ability to achieve our revenue and gross profit objectives from our current products and services and introduction of new products we plan to launch in 2002. We believe that our cash on hand and positive cash flows from operations is sufficient for our current operations.

It is important to point out that since our inception, we have accumulated a deficit of $21,723,000, and that we funded our operations, prior to our generating service revenues beginning in August 2001, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001 of $305,000, and from limited equipment sales. The company does not currently have a line of credit or any other credit facility.

While our service revenues continue to increase during the first two quarters of 2002, and while management anticipates that growth in service revenues will continue throughout the remainder of 2002, we cannot assure you that this will happen. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry. To address these risks and achieve profitability and increased sales levels, we must, among other things, continue to establish and increase market acceptance of our products, respond effectively to competitive pressures, offer high quality customer service and support, and successfully introduce, on a timely basis, new products and enhancements to our existing product set.

We anticipate, based on our present plans and assumptions, that our current cash balances and projected level of 2002 operations will be sufficient to enable us to sustain our current and planned operations for at least the next 12 months, and will not need to raise additional funding. However, we cannot assure you that this will hold true.

For the six months ended June 30, 2002, we generated $1,208,000 of cash from our operating activities. The amount of cash provided by operations for the six months ended June 30, 2002 in excess of the $618,000 net income for that same period is attributed to increases in deferred revenue, accrued liabilities and depreciation expense partially offset by decreases in our accounts payable and increases in our accounts receivable balances.

Investing activities used $473,000 of cash for the purchase of fixed assets and financing activities provided $737,000 which consisted of $810,000 received from the exercise of warrants and employee stock options offset by payments on obligations for the six months ended June 30, 2002.

We have three equipment commitments totaling $80,000 which expire in 2003 and 2004.

On April 20, 2000, we closed an offering of Special Warrants, receiving net proceeds of approximately $12,205,000. The total number of Special Warrants we sold in that offering was 13,780,837. The special warrant agreements contained certain penalties in the event that we did not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. We failed to meet these deadlines, and consequently each special warrant holder was entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they held by the same percentage ("Redemption Right"). In addition, each special warrant holder received an additional 10% of their original investment in shares of our common stock upon the exercise of the special warrants. As of June 30, 2001, all special warrant holders exercised their Redemption Rights, and we returned $1,895,000 to these investors. We completed the registration of our common stock in Canada, and our investors exercised their special warrants causing us to issue 13,436,317 shares of our common stock and warrants to purchase 13,436,317 shares of our common stock for $1.60 per share.

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

Risk Factors
------------
The risks and uncertainties described below are not the only ones facing the company. Additional risks not presently known or that ePHONE currently considers insignificant may also impair ePHONE's business operations in the future. ePHONE's business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of shares of ePHONE's common stock could decline due to any of these risks.

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

In 2001 and 2000, ePHONE incurred net losses of approximately $7,021,000 and $13,701,000, respectively. During the six months ended June 30, 2002, ePHONE generated net income of $618,000. ePHONE's ability to sustain profitable operations depends on many circumstances. If ePHONE does not sustain profitability, its ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be affected. In addition, ePHONE's prospects must be considered in light of the risks encountered by companies like ours developing products and services in new and rapidly evolving markets. ePHONE's failure to perform in these areas could have a material adverse effect on the business, plan of operations and financial condition.

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

PART II - OTHER INFORMATION

Item 1.  Legal proceedings -

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe to have been violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial has also added an additional counterclaim alleging that the agreement is still valid and is seeking the value of the future royalty payments which were to be made under the agreement. We have given back the licensed products to Comdial, and consequently, do not believe that we have an obligation for any additional future royalties based upon the use of the licensed products. We believe the $215,000 plus accrued interest of approximately $16,000 is our maximum exposure in the event of an unfavorable outcome and have recorded these amounts as accrued liabilities at December 31, 2001. An Arbitration hearing was completed in Washington D.C. on May 29, 2002. The company has subsequently filed briefs related to its position in this case with the Arbitrators and we are currently awaiting a decision, which is expected to be handed down in September 2002.

Item 2.  Changes in securities and use of proceeds - None.

Item 3.  Defaults upon senior securities

Item 4. Submission of matters to a vote of security holders - None.

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K



A.   Exhibits

Exhibit No.                    Description
----------- --------------------------------------------------------------
3.1........ Articles of Incorporation (1)
3.2........ Amendment to Articles of Incorporation (1)
3.3........ Bylaws (1)
3.4........ Amended and Restated Articles of Incorporation (2)
3.5........ Amended and Restated Articles of Incorporation (3)
99.1....... Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2....... Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed as an exhibit to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on October 15, 1999.

(2) Previously filed as an exhibit to Amendment No. 2 to ePHONE's Form 10-SB, filed with the Securities and Exchange Commission on January 5, 2000.

(3) Previously filed as an exhibit to Amendment No. 1 to ePHONE's preliminary proxy filed with Securities and Exchange Commission on July 24, 2002.

B.       Reports on Form 8-K: None

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


         Signature                                               Date


         By /s/ Carmine Taglialatela, Jr.                   August 13, 2002
--------------------------------------------
         (Carmine Taglialatela, Jr., CEO, Director)
         (Principal Executive Officer)



         By /s/ Charlie Rodriguez                           August 13, 2002
--------------------------------------------
         (Charlie Rodriguez, Chief Financial Officer)
         (Principal Financial and Accounting Officer)