Form 10QSB
period 2002-09-30
EPHONE TELECOM INC
filed 2002-11-14
CIK 1085082

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

 (MARK ONE)
       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No


As of September 30, 2002 there were 37,439,068 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes  |X|  No
                              ePHONE Telecom, INC.

                                   FORM 10-QSB

                                      INDEX


Part I - Financial Information                                                                       Page

Item 1.           Financial Statements (Unaudited)

                  Balance Sheets as of September 30, 2002 and December 31, 2001........................1
                  Statements of Operations for the Nine Months Ended
                      September 30, 2002 and 2001......................................................2
                  Statements of Operations for the Three Months Ended
                      September 30, 2002 and 2001......................................................3
                  Statements of Cash Flows for the Nine months Ended
                      September 30, 2002 and 2001......................................................4
                  Notes to Financial Statements........................................................5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations............................................................8

Item 3            Controls and Procedures.............................................................10



Part II - Other Information

Item 1.           Legal Proceedings...................................................................16
Item 2.           Changes in Securities and Use of Proceeds...........................................16
Item 3.           Defaults Upon Senior Securities.....................................................16
Item 4.           Submission of Matters to a Vote of Security Holders.................................16
Item 5.           Other Information...................................................................16
Item 6.           Exhibits and Reports on Form 8-K.................................................16-17
Signatures           .................................................................................18


                              ePHONE Telecom, Inc.

                                 Balance Sheets

                                   (unaudited)


                                                                                 September 30,       December 31,
                                                                                      2002               2001
                                                                              ----------------------------------------

Current Assets:
   Cash and cash equivalents                                                  $          2,744,626    $        35,970
   Accounts receivable, net of allowance for returns
     of $243,000 and $116,000 at September 30, 2002
     and December 31, 2001, respectively                                                   311,394            155,759
   Inventory                                                                               151,104             16,500
   Other receivables                                                                        88,900             65,481
                                                                              ----------------------------------------

     Total Current Assets                                                                3,296,024            273,710

Property and equipment, net                                                              1,645,240          1,296,561

Other assets                                                                                68,043             18,043
                                                                              ----------------------------------------

                                                                              $          5,009,307    $     1,588,314
                                                                              ----------------------------------------

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities:

   Accounts payable                                                           $            938,596    $       850,179
   Accrued liabilities                                                                   1,322,668            429,189
   Accrued Comdial arbitration award                                                     1,600,000            225,576
   Deferred revenue                                                                        629,092            367,009
   Capital lease obligation, current portion                                                59,161             22,663
                                                                              ----------------------------------------

     Total Current Liabilities                                                           4,549,517          1,894,616
                                                                              ----------------------------------------

Capital lease obligation, net of current portion                                            22,811             15,839
Other long term obligation, net of current portion                                          67,500            142,500

Commitments and contingencies                                                                   --                 --

Stockholders' Equity (Deficit):
   Common stock, par value $0.001:
     150,000,000 shares authorized, 37,439,068 and
     32,987,381 issued and outstanding at September 30, 2002
     and December 31, 2001, respectively.                                                   37,439             32,987
   Additional paid-in capital                                                           22,850,735         21,843,199
   Accumulated deficit                                                                 (22,518,695)       (22,340,827)
                                                                              ----------------------------------------

Total Stockholders' Equity (Deficit)                                                       369,479           (464,641)
                                                                              ----------------------------------------

                                                                               $         5,009,307    $     1,588,314
Total Liabilities and Stockholders' Equity (Deficit)                         ----------------------------------------



See accompanying notes to financial statements



                             ePHONE Telecom, Inc.



                            Statements of Operations


                                   (unaudited)


                                                                                  Nine Months Ended September 30,
                                                                                       2002                  2001
                                                                             -------------------------------------------
Service revenue                                                              $           15,502,135           1,138,627
Product revenue                                                                                  -- $           512,720
                                                                             -------------------------------------------

Total Revenues                                                                           15,502,135           1,651,347

   Operating expenses:
     Cost of service revenue                                                              8,400,397             744,851
     Cost of product revenue                                                                     --             475,826
     Sales and marketing                                                                    899,472           1,049,700
     General and administrative                                                           5,000,362           4,156,793
     Write off of Array Telecom license and the disposal of
     Obsolete inventory and equipment net                                                        --             871,471
                                                                             -------------------------------------------
Operating Income (Loss) Before Comdial Arbitration Award                                  1,201,904          (5,647,294)

Comdial arbitration award                                                                 1,374,425             220,082
                                                                             -------------------------------------------
Loss From Operations                                                                       (172,521)         (5,867,376)

Interest and other (income), net                                                              5,347            (119,286)
                                                                             -------------------------------------------

Net Loss                                                                                   (177,868) $       (5,748,090)
                                                                               $              (0.00) $            (0.26)
Earnings (loss) per share--(basic and diluted)
                                                                             -------------------------------------------

Weighted average number of common
   shares outstanding                                                                    35,630,753          22,355,401
                                                                             -------------------------------------------

See notes to accompanying financial statements


                              ePHONE Telecom, Inc.


                            Statements of Operations

                                   (unaudited)


                                                                                  Three Months Ended September 30,
                                                                                       2002                  2001
                                                                             -------------------------------------------
Service revenue                                                              $            6,358,883    $      1,138,627
Product revenue                                                                                  --                  --
                                                                             -------------------------------------------

Total Revenues                                                                            6,358,883           1,138,627

   Operating expenses:
     Cost of service revenue                                                              3,138,652             744,851
     Cost of product revenue                                                                     --                  --
     Sales and marketing                                                                    334,579             134,349
     General and administrative                                                           2,317,827             941,873
     Write off of Array Telecom license and the disposal of
     Obsolete inventory and equipment net                                                        --             871,471
                                                                             -------------------------------------------

Operating Income (Loss) Before Comdial Arbitration Award                                    567,825          (1,553,917)

Comdial arbitration award                                                                 1,374,425             220,082
                                                                             -------------------------------------------

Loss From Operations                                                                       (806,600)         (1,773,999)

Interest and other (income), net                                                            (10,731)             (7,836)
                                                                             -------------------------------------------

                                                                                           (795,869)
Net Loss                                                                      $                       $      (1,766,163)

                                                                              $               (0.02)  $           (0.06)
Earnings (loss) per share--(basic and diluted)
                                                                             -------------------------------------------

Weighted average number of common
   shares outstanding                                                                    36,944,596          31,718,947
                                                                             -------------------------------------------



See accompanying notes to financial statements


                              ePHONE Telecom, Inc.

                            Statements of Cash Flows

                                   (unaudited)



                                                                                              Nine Months Ended September 30,
                                                                                            2002                          2001
                                                                                   ------------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                                                      $               (177,868)    $          (5,748,090)
   Adjustments to reconcile net loss to net cash flows from
     operating activities:
       Depreciation and amortization                                                              249,000                   772,764
       Stock issued for services rendered                                                          37,715                   122,500
       Allowance for returns                                                                      244,000                        --
       Deferred royalty expense                                                                        --                   193,334
       Inventory reserve                                                                               --                   108,900
       Write off of Array Telecom license and disposal of
          Obsolete inventory and equipment                                                             --                   871,471
       Other                                                                                           --                    (8,769)
       Changes in operating assets and liabilities:
         Accounts receivable and other receivables                                              (494,763)                   (51,707)
         Inventory                                                                              (134,604)                    14,632
         Other assets                                                                            (50,000)                    65,500
         Accounts payable                                                                          88,418                   357,145
         Accrued liabilities                                                                      893,479                  (734,274)
         Accrued Comdial arbitration award                                                      1,374,424                   220,082
         Deferred revenue                                                                         333,792                   279,958
                                                                             -------------------------------------------------------

Net cash flows provided by (used in) operating activities                                       2,363,593                (3,536,554)
                                                                             -------------------------------------------------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                      (525,445)                 (805,737)
   Purchase of marketable securities                                                                   --                 2,194,157
   Deposit to restricted cash, net                                                                     --                   579,435
                                                                             -------------------------------------------------------

Net cash flows (used in) provided by investing activities                                        (525,445)                1,967,855

Cash flows provided by financing activities:
   Proceeds from exercise of warrants and options                                                 989,273                   296,885
   Repayments on long-term obligation                                                             (75,000)                       --
   Repayment to related party                                                                     (15,000)                       --
   Repayments on capital lease                                                                    (28,765)                   (4,712)
                                                                             -------------------------------------------------------

Net cash flows provided by financing activities                                                   870,508                   292,173
                                                                             -------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                            2,708,656                (1,276,526)

Cash and cash equivalents, beginning of year                                                       35,970                 1,525,978
                                                                             -------------------------------------------------------

                                                                                 $              2,744,626             $     249,452
Cash and cash equivalents, end of year
                                                                             -------------------------------------------------------


See accompanying notes to financial statements


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

ePHONE Telecom, Inc. ("ePHONE") was incorporated in 1996 under the laws of the State of Florida, and is traded on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "EPHO".

We are a global Voice over Internet Protocol ("VOIP") service provider to retail and wholesale customers, offering a full complement of telecommunications services, including phone-to-phone and one-step dialing. This technology is adaptable to legacy and future technologies.

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

REVENUE RECOGNITION

In accordance with generally accepted accounting principles, we recognize prepaid telecommunication services revenues over the period services are provided. We bill monthly recurring telecommunications services in advance and the majority of our customers prepay for their services. Therefore, any portion of our services billed and collected but not yet provided is recorded as deferred revenue. Of the $629,092 in deferred revenue at September 30, 2002, approximately $590,000 was fully earned during the month of October 2002. Revenue for sale of telecommunications equipment sold with prepaid telecommunications services is recognized when the equipment is delivered and accepted by customers. We establish an allowance for doubtful accounts based upon factors, which include historical trends and other information.

For the nine months ended September 30, 2001, product sales were recognized upon shipment. Typical terms of sale did not provide the customer with the right of return except for defective products, which were covered by the warranty of the original equipment manufacturer. The Company also generated revenues from product licenses and services. Product license revenues were generally recognized upon product shipment provided that no significant post-delivery obligations existed and payment was due within one year. Advance payments of product licenses and services were reported as unearned revenue until all conditions for revenue recognition were met.

INCOME TAXES

We had no income tax expense during the nine months ended September 30, 2002 due to the availability of net operating losses for U.S. income tax purposes. There can be no assurance that we will continue to realize the benefit of the net operating loss carryforward.

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

For the nine months ended September 30, 2002, options and warrants to purchase 5,777,249 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price of all outstanding options and warrants exceed the average market price of our stock during this period.

NOTE 2 - OPERATIONS

As shown in the accompanying unaudited financial statements, income from operations before the award incurred in connection with the Comdial Corporation ("Comdial") arbitration proceeding (see Note 5) for the nine months ended September 30, 2002 of $1,201,904 represents the first three profitable fiscal quarters in our operating history. Also, of $629,092 recorded as deferred revenue at September 30, 2002, approximately $590,000 was fully earned during October 2002. Our continued success is dependent upon our ability to maintain profitable operations and successfully introduce our products to market. Since inception we have an accumulated deficit of $22,518,695 which will be used to offset income taxes related to our current and future earnings.

Management believes that together with our cash on hand and cash flow from our planned level of 2002 and 2003 operations that we have sufficient resources to enable us to sustain our current and planned level of operations for at least the next 12 months without the need for additional investment capital.

During the nine months ended September 30, 2002, we generated net revenues of $15,502,135 with a gross margin of $7,101,738 (46%).

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002 and 2001 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees and business expenses to certain directors of ours totaling $15,000 and $74,000, respectively. The 2002 expense represents the fair value of 66,668 shares of our common stock issued in lieu of cash payments as further described in Note 4 Stockholders' Equity.

During the nine months ended September 30, 2002, we repaid $15,000 that was advanced to us during 2001 by our then Chairman of the Board, Mr. Robert Clarke.

During the nine months ended September 30, 2001, the Company paid $248,000 to ePHONE Technologies, Inc., a company in which registrant owns a 20% interest, for consulting services. These services terminated in May 2001 and are no longer needed.

During the nine months ended September 30, 2001, the Company paid $100,000 as provided for in a Service and Deployment Agreement with 7bridge Systems, LTD, a company owned by the then Chairman of the Board.

During the nine months ended September 30, 2001, the Company paid $25,000 in consulting fees to an officer of the Company.

NOTE 4 - STOCKHOLDERS' EQUITY

In late March and early April 2002, we received approximately $690,000 for the exercise of warrants for the purchase of 3,448,913 shares of common stock which had been issued in connection with the sale of Special Warrants originally issued in early 2000. On March 30, 2002, the remaining warrants for the purchase of 9,115,000 shares of common stock expired unexercised.

During March 2002, we issued 171,431 shares to two consultants and two members of our Board of Directors. The fair value of the shares totaled approximately $38,000 and was recorded based upon the market price of the stock on the date of issuance.

During the nine months ended September 30, 2002, the CEO and CFO exercised options to purchase 685,000 shares of our common stock at an exercise price of $0.35 with the proceeds totaling $233,000. Six board members also exercised options to purchase 189,200 shares of our common stock at an exercise price of $0.35 with the proceeds totaling $66,220.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe were violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial added an additional counterclaim alleging that the agreement was still valid and sought the value of the future royalty payments which were to be made under the agreement. We gave back the licensed products to Comdial, and consequently, did not believe that we had an obligation for any additional future royalties based upon the use of the licensed products.

On August 27, 2002, the American Arbitration Association (AAA) rejected the Company's claim against Comdial and awarded damages to Comdial on its counter claim in the amount of $1,730,903 and $38,192 in administrative fees. The Company had attempted to have the award reconsidered by the AAA and to have the award vacated by the circuit court for the county of Fairfax, Virginia. Both of these efforts were unsuccessful. Hence, on November 13th the Company agreed to settle the issue and pay to Comdial $1,600,000. This will avoid a very costly and lengthy appeals process with no guarantee of success and enable the Company to focus on its operations. This amount is reflected in the accompanying financial statements.

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

Overview
Our core strategy is to be a next generation global facilities based marketing and sales oriented VOIP Services provider offering a full complement of telecommunications and data services utilizing the efficiency and reliability of next generation VOIP based telecommunication technology. This entails operating as a wholesale carrier and as a retail services provider. Using a private Internet Protocol ("IP") network, the public Internet and the public switched telephone network ("PSTN"), we have developed the capability to provide voice and data transmission and other telephony features at high quality and low cost. Our role as a VOIP Services provider allows us to capitalize on inexpensive wholesale termination rates, which are further leveraged into retail products in order to increase overall margins.

Since we commenced commercial operations utilizing our new strategy based upon a Cisco-based network in August of 2001 we have generated service revenue of over $18,000,000 and have increased service revenue every month. The success of our retail programs and increasing wholesale business has enabled us to attain operating profitability during 2002. While we have increased revenue every quarter for the past four quarters, there is no guarantee that this will continue in the future.

Given the current difficult economic conditions facing the telecommunications industry and the delays inherent in bringing new products to market, there is no assurance that the company will continue to experience in the near-term, the rate of growth it has enjoyed in the past. While the company has experienced nine months of profitability and has gained significant market intelligence from its operations, we are constantly reviewing our product mix to determine those products best suited to contribute to our long-term financial well-being.

We believe our approach to marketing and sales is as important as the technologies being employed. We are committed to staying at the leading edge of telecommunications and information technologies but believe our real competitive advantage will be sustained through a creative and innovative approach to acquiring and maintaining customers and channel distribution partners

For example, we have begun to introduce a new product called eTRANSPORT. The eTRANSPORT is a piece of equipment that is installed between the phone and the incoming phone line at the customer premises. Our service to the customer is virtually the same as the 1+ long distance service, however it is prepaid with the added benefit of portability.

We have worked closely with the designer and manufacturer of eTRANSPORT and have integrated the device with our network. We have secured the exclusive rights to the version of the device that works with our network, which provides features and the functionalities that customers' desire. We are also working with marketing entities to introduce the product to market through TV commercials, direct mail marketing, home shopping TV channels and large retail chains that are the after market distribution channels for products marketed "As Seen on TV".

We have received a Carrier Registration and International Telecommunications Class A License from the Canadian Radio-television and Telecommunications Commission. This allows us to provide international telecommunication services anywhere in Canada. A Point-of-Presence (POP) has been deployed in Toronto; Ontario and will enable ePHONE to offer the eTRANSPORT and other prepaid long distance calling services to Canadians.

Results of Operations - Three and Nine months ended September 30, 2002 and 2001
                        -------------------------------------------------------

We experienced net income from operations before the arbitration award (see Comdial Arbitration below) for the three and nine months ended September 30, 2002 and net losses from operations for the three and nine months ended September 30, 2001.


                                              Three months      Three months       Nine months       Nine months
                                                  ended             ended             ended             ended
                                                September         September         September         September
                                                30, 2002          30, 2001          30, 2002          30, 2001
                                              --------------  --------------   --------------   --------------
Income (loss) before arbitration award   $         567,825  $     (1,553,917)  $     1,201,904 $      (5,647,294)
Arbitration  award                              (1,374,425)         (220,082)       (1,374,425)         (220,082)
Net loss                                          (795,869)       (1,766,163)         (177,868)       (5,748,090)
Net loss per common share                            (0.02)            (0.06)            (0.00)            (0.26)


During the nine months ended September 30, 2002, increasing business from our retail and wholesale programs that were introduced in Q3 of FY 2001, as discussed below, coupled with the significant reduction of general and administrative and selling and marketing costs were the primary reasons for the overall improvement in operations.


Revenues

Our revenue from operations for the three and nine months ended September 30, 2002 and 2001 were as follows.

                                                                                                  Nine
                                       Three months      Three months       Nine months          months
                                           ended             ended             ended             ended
                                         September         September         September         September
                                         30, 2002          30, 2001          30, 2002           30, 2001
                                       --------------    --------------    --------------     -------------
Service Revenue                     $      6,358,883  $      1,138,627  $     15,502,135  $      1,138,627
Product Revenue                                    -                 -                 -           512,720
                                       --------------    --------------    --------------     -------------
                                    $      6,358,883  $      1,138,627  $     15,502,135  $      1,651,347
                                       ==============    ==============    ==============     =============


The majority of the increase in our revenues is attributed to the Company's Retail and Wholesale Programs. These programs accounted for all of ePHONE's revenue for the nine months ended September 30, 2002 and accounted for 69% or our revenue during the same period in 2001. As of September 2002, cash collections of $629,092 were considered pre-paid and are reflected in the Current Liability section of the Balance Sheet as "Deferred Revenue". Of this amount, we earned approximately $590,000 during October 2002. As ePHONE continues to focus on retail and wholesale offerings, sales of equipment, with the exception of sales of our eTRANSPORT devices that are sold along with prepaid VOIP services, are not expected to be significant in the future. The $512,720 of Array Telecom equipment sales during the nine months ended September 30, 2001, will not reoccur.

Cost of Revenues

During the three and nine months ended September 30, 2002 and 2001 cost of services revenue and cost of product revenue were as follows.

                                       Three months      Three months       Nine months       Nine months
                                           ended             ended             ended             ended
                                         September         September         September         September
                                         30, 2002          30, 2001          30, 2002           30, 2001
                                       --------------    --------------    --------------     -------------
Cost of service revenue             $      3,138,652  $        744,851  $      8,400,397   $       744,851
Cost of product revenue                            -                 -                 -           475,826
                                       --------------    --------------    --------------     -------------
                                    $      3,138,652  $        744,851  $      8,400,397   $     1,220,677
                                       ==============    ==============    ==============     =============

For the nine months ended September 30, 2002 and 2001, cost of service revenue represented commissions, activation fees and processing charges related to our telecommunications services programs. For the nine months ended September 30, 2001, cost of product revenue was related to telecommunications equipment sales. Gross margin for the three months ended September 30, 2002 and 2001 was 51% and 35%, respectively, and gross margin for the nine months ended September 30, 2002 and 2001 was approximately 46% and 26%, respectively.

Sales and marketing

Sales and marketing expense decreased from $1,049,700 for the nine months ended September 30, 2001 to $899,472 for the same period in 2002. During 2001, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where deploying our network was anticipated. There were no similar expenditures incurred during the nine months ended September 30, 2002. Currently, sales and marketing expense consists primarily of marketing commissions and salaries.

General and administrative

General and administrative expense increased from $4,156,793 for the nine months ended September 30, 2001 to $5,000,362 for the same period in 2002. General and administrative expense included non-cash compensation of $38,000 and $123,000 for the nine months ended September 30, 2002 and 2001, respectively. The 2002 expense represented the fair value of 171,000 shares of our common stock issued for consulting services to two consultants and to two members of our Board of Directors. A portion of the 2001 non-cash compensation was incurred in connection with a settlement between us and a former officer under which 400,000 shares of common stock with a fair value of $80,000 were issued to this former officer. The remaining $43,000 of non-cash compensation in 2001 represents the fair value of 250,000 stock options issued to a consultant in exchange for services rendered. We expect general and administrative expenses to increase in the future in proportion to the increase in sales.

Comdial Arbitration

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe were violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial added an additional counterclaim alleging that the agreement was still valid and sought the value of the future royalty payments which were to be made under the agreement. We gave back the licensed products to Comdial, and consequently, did not believe that we had an obligation for any additional future royalties based upon the use of the licensed products.

On August 27, 2002, the American Arbitration Association (AAA) rejected the Company's claim against Comdial and awarded damages to Comdial on its counter claim in the amount of $1,730,903 and $38,192 in administrative fees. The Company had attempted to have the award reconsidered by the AAA and to have the award vacated by the circuit court for the county of Fairfax, Virginia. Both of these efforts were unsuccessful. Hence, on November 13th the Company agreed to settle the issue and pay to Comdial $1,600,000. This will avoid a very costly and lengthy appeals process with no guarantee of success and enable the Company to focus on its operations. This amount is reflected in the accompanying financial statements.

Income taxes

There was no provision for federal or state income taxes for the nine months ended September 30, 2001 due to the availability of a net operating loss (NOL) for income tax purposes. This NOL was generated from operating losses incurred since inception.

Liquidity And Capital Resources

During the nine months ended September 30, 2002, we received $690,000 from the exercise of warrants we had issued in connection with the sale of special warrants in 2000 for the purchase of 3,448,913 shares of our common stock. On March 30, 2002, the warrants for the purchase of 9,115,161 shares of our common stock expired unexercised. The proceeds from the exercise of these warrants, along with cash generated from our operations during the first nine months of 2002 increased our cash from $36,000 at December 31, 2001 to $2,744,626 at September 30, 2002. We also received $299,220 in connection with employee stock options exercised by the CEO, CFO and members of the Board of Directors of ePHONE to purchase 874,200 shares of ePHONE's common stock at $0.35 per share.

For the nine months ended September 30, 2002, utilizing our new strategy based upon a Cisco-based network we have generated service revenue of $15,502,135. Our liquidity continues to improve and as of September 30, 2002 we had a total of $2,744,626 of cash in the bank. We plan to expand our current products. We have been successful in generating net income from operations since we deployed our new Cisco-based network in August 2001. Our anticipated future cash flows from operations is largely dependent upon our ability to achieve our revenue and gross profit objectives from our current products and services and introduction of new products. We believe that our cash on hand and positive cash flows from operations is sufficient for our current operations.

It is important to point out that since our inception, we have accumulated a deficit of $22,518,695, and that we funded our operations, prior to our generating service revenues beginning in August 2001, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001 of $305,000, and from limited equipment sales. We do not currently have a line of credit or any other credit facility available to us.

While our service revenues increased during the first three quarters of 2002, we cannot assure you that this will continue to happen. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry. To address these risks and achieve profitability and increased sales levels, we must, among other things, continue to establish and increase market acceptance of our products, respond effectively to competitive pressures, offer high quality customer service and support, and successfully introduce, on a timely basis, new products and enhancements of our existing products.

We anticipate, based on our present plans and assumptions, that our current cash balances and projected level of 2002 operations will be sufficient to enable us to sustain our current and planned operations for at least the next 12 months, and will not need to raise additional funding. However, we cannot assure you that this will hold true.

For the nine months ended September 30, 2002, we generated $2,363,593 of cash from our operating activities. The amount of cash provided by operations for the nine months ended September 30, 2002 in excess of the $1,201,904 of income before the arbitration award for that same period is attributed to increases in deferred revenue, accrued liabilities and depreciation expense partially offset by increases in our accounts receivable and inventory balances.

Investing activities used $525,445 of cash for the purchase of fixed assets and financing activities provided $870,508 which consisted of $989,273 received from the exercise of warrants and employee stock options offset by payments on obligations for the nine months ended September 30, 2002.

We have three equipment commitments totaling $82,000 which expire in 2003 and 2004.

On April 20, 2000, we closed an offering of Special Warrants, receiving net proceeds of approximately $12,205,000. The total number of Special Warrants we sold in that offering was 13,780,837. The special warrant agreements contained certain penalties in the event that we did not meet the prescribed deadlines for registration of common stock to be issued on the exercise of the special warrants in both Canada and the United States. We failed to meet these deadlines, and consequently each special warrant holder was entitled to exercise their right to have 12.5% of their original investment returned to them and reduce the number of special warrants they held by the same percentage ("Redemption Right"). In addition, each special warrant holder received an additional 10% of their original investment in shares of our common stock upon the exercise of the special warrants. As of September 30, 2001, all special warrant holders exercised their Redemption Rights, and we returned $1,895,000 to these investors. We completed the registration of our common stock in Canada, and our investors exercised their special warrants causing us to issue 13,436,317 shares of our common stock and warrants to purchase 13,436,317 shares of our common stock for $1.60 per share.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 143, but does not believe that its adoption will have a significant impact on its financial position or results of operations.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in AAPB No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 145, but does not believe that its adoption will have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has not completed the process of evaluating the impact that will result from the adoption of SFAS No. 146, but does not expect its adoption to have a material effect on its financial position or results of operations.

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

o        ePHONE has incurred net losses in the past

In 2001 and 2000, ePHONE incurred net losses of approximately $7,021,129 and $13,701,000, respectively. During the nine months ended September 30, 2002, ePHONE generated net income before the arbitration award of $1,201,904. ePHONE's ability to sustain profitable operations depends on many circumstances. If ePHONE does not sustain profitability, its ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be affected. In addition, ePHONE's prospects must be considered in light of the risks encountered by companies like ours developing products and services in new and rapidly evolving markets. ePHONE's failure to perform in these areas could have a material adverse effect on the business, plan of operations and financial condition.

o ePHONE's failure to acquire, integrate and operate new technology could harm their competitive position

The telecommunications industry is characterized by rapid and significant technological advancements and the related introduction of new products and services. ePHONE does not possess significant intellectual property rights with respect to the technologies we use, and we are dependent on third parties for the development of and access to new technology. The effect of technological changes on ePHONE's business plan cannot be predicted. In addition, it is impossible for ePHONE to predict with any certainty whether demand for VoIP services in the future markets will develop or will prove to be an economical and efficient technology that is capable of attracting customer usage. Failure by ePHONE to obtain and adapt to new technology in the future markets could have a material adverse effect on its business and plan of operations.

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

o Telecommunications related stock prices have been especially volatile and this volatility may depress ePHONE's stock price

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and telecommunications-related companies, including companies like ePHONE, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this report, and general economic conditions may have a significant effect on the market price of ePHONE's common stock. This broad market and industry volatility may reduce the value of ePHONE's common stock, regardless of ePHONE's operating performance. Due to this volatility, the value of ePHONE's common stock could decrease.

o ePHONE's articles of incorporation provide its officers and directors with certain indemnification.

ePHONE's Articles of Incorporation provide that our directors and officers will not be personally liable to ePHONE or its shareholders for money damages for breach of their fiduciary duty of care as directors or officers.

ITEM 3            CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company's internal controls. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's internal controls were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.


PART II - OTHER INFORMATION

Item 1.  Legal proceedings -

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe were violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial added an additional counterclaim alleging that the agreement was still valid and sought the value of the future royalty payments which were to be made under the agreement. We gave back the licensed products to Comdial, and consequently, did not believe that we had an obligation for any additional future royalties based upon the use of the licensed products.

On August 27, 2002, the American Arbitration Association (AAA) rejected the Company's claim against Comdial and awarded damages to Comdial on its counter claim in the amount of $1,730,903 and $38,192 in administrative fees. The Company had attempted to have the award reconsidered by the AAA and to have the award vacated by the circuit court for the county of Fairfax, Virginia. Both of these efforts were unsuccessful. Hence, on November 13th the Company agreed to settle the issue and pay to Comdial $1,600,000. This will avoid a very costly and lengthy appeals process with no guarantee of success and enable the Company to focus on its operations. This amount is reflected in the accompanying financial statements.


Item 2.  Changes in securities and use of proceeds - None.

Item 3. Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders -

The Company held its annual meeting of shareholders on September 12, 2002. There were four proposals on the agenda, two of which were withdrawn at the meeting by the Board of Directors and the remaining two items, listed below, were submitted to a vote of security holders:

1. Election of Mr.Robert W. Stuart, Eugene A. Sekulow and Lawrence M. Codacovi to the Board of Directors and reelection of Mr. Robert Clarke, Charlie Rodriguez, Carmine Taglialatela, Jr. and Sheldon B. Kamins to the Board of Directors.

2. Proposal to ratify Grant Thornton, LLP as ePHONE's independent public accountants for fiscal year 2002.

The result of the voting stockholders were as follows:

1.   Directors    Stuart        Sekulow     Codacovi       Clarke      Rodriguez     Taglialatela      Kamins
     ---------    ------        -------     --------       ------      ---------     ------------      ------
     Against      1,000             1,000           0     1,296,118          400        114,400         1,000
     For          20,795,400   20,794,400  20,795,400    19,499,282   20,795,000     20,681,000    20,794,400
     Abstain      56,650           56,650      56,650        56,650       56,650         56,650        56,650

2.   Proposal              For              Against           Abstain
     --------              ---              -------           -------
                           20,802,050       47,000            3,000

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

A.   Exhibits

Exhibit No.           Description
------------------    -----------------------------------------------
3.1..............    Articles of Incorporation (1)
3.2..............    Amendment to Articles of Incorporation (1)
3.3..............    Bylaws (1)
3.4..............    Amended and Restated Articles of Incorporation (2)
3.5..............    Amended and Restated Articles of Incorporation (3)
9.1..............    Arbitration Award (4)
9.2..............    Press Release issued in connection with the
                     Comdial Arbitration (4)
9.3..............    Arbitration Settlement Agreement
99.1.............    Certification pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002.
99.2.............    Certification pursuant to 18 U.S.C. Section 1350,
                     as adopted pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002.

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

(4) Previously filed as an exhibit to ePHONE's form 8-K filed with the Securities and Exchange Commission on September 9, 2002.

B.       Reports on Form 8-K:

         On September 9, 2002, ePHONE filed with the Commission a current report on Form 8-K related to the Arbitration between ePHONE and Comdial Corporation.

         On September 24, 2002, ePHONE filed with the Commission a current report on Form 8-K related to the Arbitration between ePHONE and Comdial Corporation.

         On November 8, 2002, ePHONE filed with the Commission a current report on Form 8-K related to the Arbitration between ePHONE and Comdial Corporation.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                                                 Date
         ---------                                                 ----

         By /s/ Carmine Taglialatela, Jr.                     November 14, 2002
        -------------------------------------------
         (Carmine Taglialatela, Jr., CEO, Director)
         (Principal Executive Officer)

         By /s/ Charlie Rodriguez                             November 14, 2002
         --------------------------------------------
         (Charlie Rodriguez, Chief Financial Officer)
         (Principal Financial and Accounting Officer)