Form 10KSB
period 2002-12-31
EPHONE TELECOM INC
filed 2003-04-15
CIK 1085082

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-0001
                                   FORM 10-KSB

 (MARK ONE)
       |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

                         COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_|No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for the year ended December 31, 2002 were $19,222,000. Aggregate market value of voting stock held by non-affiliates of 36,792,494 shares outstanding at December 31, 2002 was approximately $5,519,000. Amount was computed using the average bid and ask price as of December 31, 2002, which was $0.15. As of December 31, 2002, a total of 38,084,994 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

Transitional Small Business Disclosure Format (check one): |_| Yes  |X| No
                              ePHONE TELECOM, INC.

                                   FORM 10-KSB

                                      INDEX

                                            Part I                          Page
                                                                            ----
Item 1.   Description of Business.............................................2

Item 2.   Description of Properties..........................................11

Item 3.   Legal Proceedings .................................................11

Item 4.   Submission of Matters to a Vote of Security Holders ...............11


                                            Part II

Item 5.   Market for Common Equity and Related Stockholder Matters...........11

Item 6.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................13

Item 7.   Financial Statements...............................................22

Item 8.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................22


                                           Part III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............22

Item 10.  Executive Compensation.............................................25

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....29

Item 12.  Certain Relationships and Related Transactions.....................30

Item 13.  Exhibits and Reports on Form 8-K...................................31

Item 14.  Controls and Procedures............................................32

Registrant Signatures .......................................................33

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

Certain factors that could cause ePHONE's forward-looking statements not to be correct and cause ePHONE's actual results to materially vary from projections made in forward-looking statements as further described under the caption in Risk Factors contained in our Managements Discussion and Analysis of Financial Condition and Results of Operations in Item 6 below.

PART I


ITEM 1.       DESCRIPTION OF BUSINESS


A.  Overview

ePHONE was incorporated on May 3, 1996 pursuant to the laws of the State of Florida.

The development of ePHONE's current business plan essentially commenced in June 2001. From the date of incorporation until December 31, 1999, ePHONE did no business. From January 1, 2000 to June of 2001, it focused on the development of a business model that was a precursor to the current business plan.

Today ePHONE, is a leading provider of advanced Internet-based communications services. The Company offers domestic and international voice and other enhanced services that combine the flexibility and power of the Internet with the simplicity and ubiquity of a telephone. The Company, based in Herndon, Virginia, has a FCC 214 carrier-to-carrier and resale license, and other telephony licenses required to operate its domestic and international services.

During late 2002, the Company began providing retail and wholesale telecommunication services throughout Canada through its wholly-owned subsidiary, ePHONE Telecom, Canada.

B.  STRATEGIC PLAN

ePHONE's strategy is to continue operations as a next generation global Voice over Internet Protocol ("VOIP") provider offering a full complement of telecommunications and data services utilizing the efficiency and reliability of new generation VOIP based telecommunication technologies.

This entails operating as a provider of both wholesale and retail services. Using a private Internet Protocol ("IP") network and the public Internet, ePHONE has developed the capability to provide voice and data transmission and other telephony features at high quality and low cost. ePHONE's growing international network allows ePHONE to capitalize on inexpensive wholesale termination rates, which can be further leveraged into retail products in order to increase overall margins.

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


C.  BUSINESS PLAN

ePHONE has become a global telecommunications VOIP provider offering a full complement of telecommunications services, including a variety of retail services, wholesale arbitrage and data services, using VOIP technology over both the Internet and private leased circuits. ePHONE believes it can differentiate itself from the competition through innovative marketing approaches and techniques while utilizing state of the art technologies to provide a comprehensive array of competitive service offerings.

ePHONE's approach has four components:

o Utilization of high quality fiber lines provided by leased circuits and private IP connections and use of the Internet where efficiency and economics dictate, to carry telecommunications traffic and to link nodes in the network.
o        Deliver a range of innovative products and services using its network.
o Compete as a provider of long distance and international services to ensure the most competitive rates are available for the retail products.
o Develop direct international connections and partners to further enhance our ability to compete in the wholesale market while further improving margins on retail products.

As of the end of fiscal year 2002 ePHONE had deployed 9 network nodes in El Salvador, Guatemala, Toronto, New York, Minneapolis, Los Angeles, Miami, Reston and Herndon and is supporting retail programs as well as wholesale arbitrage traffic. ePHONE is interconnected with 18 carriers for origination of revenue generating traffic and termination of traffic both domestically and internationally. The retail programs consist of the following: (i) e-TRANS-PORT,
(ii) Unlimited calling plan, (iii) Canadian Calling Card program, and (iv) eAccess calling cards in the United States and Canada.

ePHONE formally introduced e-TRANS-PORT in January 2003. e-TRANS-PORT is a totally self-contained piece of equipment, the size of a pack of chewing gum, which is installed between the phone and the incoming phone line at the customer premises. ePHONE's service to the customer is the same as the 1+ long distance service; except that it is prepaid with the added benefit of portability. e-TRANS-PORT offers extremely competitive rates and avoids the two stage dialing by other prepaid services. The customer simply dials the number he is calling and the e-TRANS-PORT device automatically routes the call through ePHONE's network.

ePHONE has worked closely with the designer and manufacturer of e-TRANS-PORT and has integrated the device with our network. ePHONE has secured the exclusive rights to the version of the device that works with our network, which provides multiple functions and has a speed of connection that is faster than previous versions of the device. ePHONE is working with marketing entities to introduce the product to market through home shopping TV channels and large retail chains as well as the after market distribution channels for products marketed "As Seen on TV". The Company is presently in contract negotiations with several major retailers for the sale of eTRAN-PORT devices and its suite of prepaid rechargeable calling cards.

ePHONE positions e-TRANS-PORT so the end user may save as much as 70% off their equal access based 1+ service. Currently, competitive long distance services are offered by service providers, who require the customer to authorize all routing of long distance calls to a specific service provider. The approach ePHONE is taking does not require any inter carrier or service provider coordination. The customer can use ePHONE's service regardless of which long distance carrier they are currently using, and they do not need to change carriers or inform them that they are using the ePHONE service.

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

ePHONE plans for 2003 and beyond are to continue to build its network capacity, geographic coverage and utility while continuing to introduce new products and services. ePHONE's wholesale activities are focused on pursuing international direct interconnections. Direct interconnections are achieved either over the Internet, or where economically feasible, over leased circuits to ePHONE's or a partner's equipment located in other countries. ePHONE believes the termination rates obtained through "directs" will lower termination costs which in turn will increase margins on both wholesale and retail programs. The development of direct interconnections is the focus of the franchise program wherein partners are solicited to install equipment in their own country but the equipment becomes a part of the ePHONE network and the revenues generated by the equipment are shared.

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

o Strategically placing nodes in the network that interface with end-users and provide the actual services ePHONE will offer through its Points of Presence (POPs).

o Co-location of Nodes in secure facilities to allow low cost interconnection to a variety of IP network providers.

o Global Network Management Center (GNMC). From this centralized point of command, ePHONE's technical staff will use their best efforts to ensure uninterrupted operation of ePHONE's network and services. The GNMC will also serve as a collection point for billing information used in invoicing for services rendered.

o Data Processing Centers. This duplicated facility provides the authentication and rating of our retail services.

1.  IP Backbone

In order to deliver high quality voice services that are comparable to traditional public telephone services, ePHONE requires a high quality IP backbone to carry traffic between its POPs. Currently, ePHONE is utilizing several different carriers to interconnect its POPs.

The technology ePHONE employs allows for the use of both the public internet and international and domestic private leased circuits. ePHONE's network provides the flexibility to move to new technologies as they evolve and become practical. Because of a VOIP technology called Real Time Protocol "RTP" header compression, the use of private leased circuits allows ePHONE to double the amount of traffic ePHONE can carry over a given bandwidth. This technology enables ePHONE to realize even more savings in the transport of traffic than an Internet only competitive carrier.

2.  Points of Presence (POPs)

In each region where ePHONE establishes a presence, equipment will be deployed. Each POP will interface to the IP Backbone in order to provide the numerous services that ePHONE offers. The key components of each of our POPs will be the following:

o Network routers used to connect the POP as a whole to the IP backbone. These routers will allow access to our IP backbone by any device that is part of the company network. Such devices include gateways, and other sub-components of our switch.

o The IP gateway that serves as the interface between the local carrier and our IP backbone. This VOIP gateway is the bridge between our network and the existing public telephone network.

Application servers are used to deliver actual services to the end user. Similar to a web server, application servers will be used to host the applications that end users interact with. These servers are centrally located and accessed by the POPs either over the Internet or via the ePHONE network.

ePHONE has 9 POP locations in El Salvador, Guatemala, Los Angeles, Miami, New York, Toronto, Minneapolis, Reston and Herndon, Virginia. These nine POPs form the core of ePHONE's network. A second tier of POPs placed under the auspices of the franchise program is intended to provide direct termination to and access from various countries where the placement of such POPs is technically feasible and economically profitable. ePHONE expects to be able to place additional local access POPs during 2003 if suitable commercial opportunities are identified and as capital resources are available.

3.  Global Network Management Center (GNMC)

The GNMC is the centralized command center from which ePHONE's technical staff manages the various components of the network, as well as all other services being provided. The GNMC is staffed 24 hours a day, 7 days a week. The GNMC, which is connected to the network via a high-speed dedicated IP connection, provides the following services:

o Bandwidth monitoring and planning activities to determine the appropriate timing and structure of improvements to our network infrastructure.

o Coordination of the deployment of new ePHONE POPs, and extensions of the IP backbone to include new regions.

The GNMC is located in ePHONE's corporate headquarters in Herndon, Virginia.

4.       Data Processing Center

In a duplicated, secure data processing center, ePHONE provides the following:

o Real-time collection of call detail record (CDR) information from all ePHONE POPs.

o Authentication and consolidation of all billing information generated by ePHONE POPs located throughout the network.

o Back office functions such as account setup, management, termination and post paid billing.

o IP network monitoring, to ensure that the IP backbone delivers consistently high quality performance and results.

o Monitoring of the equipment in each POP in the network to ensure availability.

o Monitoring carrier interconnects to ensure adequate quality of service and availability of termination to the contracted destinations.

o     Development and deployment of new services to ePHONE POPs.


E.  MARKETING

ePHONE offers a wide range of telecommunications services to carriers and end users throughout the world. The fundamental service that ePHONE provides is the ability to reduce telecommunications costs through the use of IP telephony technology.

ePHONE has already demonstrated the viability of selling long distance telephone services using IP telephony technology. To extend that viability, ePHONE offers significantly differentiated retail products and services. We believe there are three broad categories in which ePHONE delivers services that are more compelling than the straightforward long distance calling services being offered currently by telephony carriers.

These categories are:

o   Marketing differentiated services.

    These products are differentiated both by how they are distributed and sold and the underlying technologies. Moving telephony services into mass marketing channels and adapting the products either technically or commercially to offer an innovative product tailored to the specific distribution channel is what distinguishes these products from other offerings. Examples of this are the Unlimited Domestic Calling Program and the eCanada and eACCESS range of calling cards.

o    Enhanced services.

    Through integration of IP telephony products based on open standards, ePHONE provides a significantly greater depth of services beyond simple long distance calling, including services such as roaming, 1+ dialing, online billing and verification. Because of the open architecture, ePHONE is also positioned to add services such as unified messaging, "Follow Me" and "Find Me" services. Management anticipates introducing these services in the 3rd quarter of 2003.

o    Access technology.

   At present, consumers must either physically change their long distance provider (at a fee), dial additional access codes or use a pre-paid card with its access number and PIN to access lower cost services. ePHONE has developed and deployed the e-TRANS-PORT to allow customers to generally return to the basic freedom to dial long distance calls in the normal way, but gain immediate access to ePHONE's low cost and simple rates. These devices allow ePHONE to deliver services providing an ease of use only seen with 1+ service.

o    Marketing Approach.

   ePHONE uses a combination of in-house and consultant marketing resources to develop routes to market its products. The external resources are primarily focused on expanding ePHONE's penetration of the retail market for e-TRANS-PORT and the eAccess range of calling cards.



F.  PRODUCTS AND SERVICES

o        Specialty Products

These services are customized to the requirements of a specific distribution channel or marketing program. Examples of these programs are the Unlimited Domestic Calling Program and the e-TRANS-PORT product.

These products are driven by the marketing approach and the technology. The underlying technologies are standard prepaid services, however, the marketing approach and added features and functionalities including on line review of calls dialed and charges on the card or distribution channel differentiates the product and thereby creates a competitive advantage resulting in high margins.

For example, e-TRANS-PORT as to which the Company holds an exclusive license, has a microchip that does not require a separate power source. It is used to produce a product that works for all practical purposes the same as a 1+ dialing program. In addition, the product is mobile since it can be used from almost any 1 or 2 line phone in the domestic US including hotels.

As the network is expanded ePHONE believes its products can be exported to international markets thus leveraging the development effort that has gone into the definition and launch of the product in the US. Currently discussions are underway with a major Asian provider to launch the e-TRANS-PORT product throughout the Pacific.

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

     o    International Cards

          Asadditional local access POPs are put in place, franchise partners are able to market their own prepaid products in their market or country.

o        Customized Online Billing

Because ePHONE's network is built on Internet Protocol (IP) technology, it is able to deliver transactional and e-commerce applications identical to those used by web-based retailers. Since all POPs collect billing information in real-time, with immediate transmission of billing information to the GNMC, ePHONE is able to provide online services, such as, allowing customers to review their bills, signing up for new plans and services, or making changes to existing services. This service also provides immediate feedback to end users on the benefits and savings.

This service has been further extended with the addition of an IVR (Interactive Voice Response system) that provides similar services for users over the phone, allowing them to sign up for new services and providing information on the status of their accounts.



G.  WHOLESALE CARRIER AND DIRECTS

ePHONE believes the provision of competitive retail products is dependant on its ability to obtain competitive rates from suppliers. ePHONE believes it can obtain these competitive rates by positioning itself as a wholesale service provider. ePHONE establishes relationships with terminating carriers and uses its overseas POPs, such as the Company has in El Salvador and Guatemala, and sells to other carriers with the intent of making a margin on the transaction.

Providing these services allows ePHONE to increase traffic volumes as well as making bilateral arrangements for both the origination and termination of traffic with a specific carrier, thereby, reducing the financial exposure in both directions. ePHONE believes this also increases the number of carriers with whom ePHONE can contract.

ePHONE has established contractual relationships with a base of carriers who provide services ranging from local access, 800 access and international terminations. The relationship with other carriers is very dynamic and requires an ongoing presence in the market to track rates and develop contractual relationships as new routes or more competitive rates become available.

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

ePHONE believes it can further improve its rates to international destinations by interconnecting with carriers or service providers in those international locations. This is the focus of ePHONE's franchise program. It encourages companies in international locations to install compatible equipment and provide access to the local telephone network and to become part of the ePHONE network. These "directs" bypass intermediaries and allow ePHONE to benefit from lower termination rates as well as providing access for retail products in that location. ePHONE connects to these partners via the Internet and there are no long term transmission commitments to be supported.

H.  SUPPLIERS

A significant amount of technology and management experience was required to create the network and deliver services to end-users. Although ePHONE has the in house technical expertise to create some systems, its strategy is to enhance the current technology team by partnering with other companies that provide the required technology and can meet ePHONE's requirements. A list of the partners and suppliers that ePHONE uses are:

o    Cisco Systems, Inc.

      ePHONE maintains a strong, strategic technology and business relationship with Cisco Systems. ePHONE's network is built end-to-end with Cisco products and technologies, and meets a high standard of reliability and performance. Cisco offers an extensive array of VOIP products, IP routers and switches. These products can be combined in a variety of different ways to provide the desired network functionality. ePHONE's technology team believes they have developed an architecture that provides superior functionality and flexibility. This architecture has been propagated throughout ePHONE's core network.

o    Mind CTI, LTD

      Mind CTI is an Israeli company that has developed a billing system used in both data and voice applications. It also provides access control, authorization and configuration capabilities. It allows ePHONE to define a hierarchy of relationships between carriers, distributors, service providers and anyone else with whom ePHONE deals to provide services, either as a customer or provider. The Cisco equipment handles the routing and sending of traffic while the Mind CTI system keeps track of what happened throughout the network and what the cost was and who should be charged.

o    Immix Telecom, Inc.

      Immix is a Florida corporation selling autodialers and other access devices. Immix produces the device being used for the e-TRANS-PORT program. ePHONE has developed a very close working relationship with Immix that has allowed ePHONE to closely integrate the e-TRANS-PORT with the ePHONE network to provide seamless customer access. ePHONE's contract with Immix provides for an exclusive right to distribute the specific device ePHONE has developed in conjunction with Immix.

o    Switch and Data

      ePHONE has contracted with Switch and Data to provide co-location facilities in New York, Miami, Reston and Los Angeles. Switch and Data operates "Carrier Hotels" which are facilities set up to provide a location to house telecommunications switches. They possess all the attributes required in the form of security, uninterruptible power, air conditioning and proximity to other carriers and telecommunications facilities.

o    Carriers

      As VoIP Services Provider ePHONE interconnects with a number of other carriers. These relationships are fluid, depending on where ePHONE can obtain the best rates and to whom ePHONE can sell rates at any given point in time. Though other carriers as a group are extremely important to ePHONE, no one carrier is in a position to be considered critical to ePHONE's success.

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

ePHONE has developed a strategy to take advantage of the current market conditions while positioning itself to accommodate future developments and trends. The key elements are simple individually, but require the technology, management expertise and experience to take advantage of them. ePHONE believes it has gained a significant competitive advantage through its ability to:

- Capitalize on the current oversupply of bandwidth to continually build out and improve its network by utilizing private IP connections and leased lines to provide a reliable, high quality transmission facility. This is achieved with slightly higher cost than the cost of using the Internet as the transport medium while providing a managed network environment with superior call quality.

- Utilize the latest standards based technologies to deploy a network capable of interfacing to both legacy networks (traditional telephone networks) and the variety of VOIP networks.

- Introduce higher margin retail products such as e-TRANS-PORT, Unlimited Domestic Calling Program, reseller program and prepaid calling cards and continue its new product development program.

- Build traffic volume through wholesaling minutes to other carriers.

- Aggregate traffic to increase volumes to certain geographic destinations which results in decreased cost per minute.

- Utilize in-country partners to provide low cost termination and call origination in high margin, high traffic volume locations. This allows us to open new markets while decreasing termination costs. A distinct advantage of ePHONE's technology is the ability to rapidly and inexpensively deploy nodes or POPs, which decrease the cost of terminating traffic as well as providing the opportunity to originate traffic.

For the present, the following companies focusing on the use of VoIP technology are our main competitors:

o    The Internet Telephone Exchange Carrier (ITXC)

ITXC is a clearinghouse for Internet telephony service provider and operates ITXC.net. Since April of 1998, ITXC has been used to provide traditional carriers' international call completion with sufficient quality for carriers to serve their phone-to-phone customers. ITXC has reportedly installed 167 POPs in 45 countries and 101 cities.

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

Net2Phone's product offerings include PC-to-phone service, IP telephony service for phone or fax and Real-time PC-to-fax solution. Its network currently reaches over 30 countries and continues to expand globally.

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

o        Franchise Partner Program

The Franchise partner program focuses on the rapid expansion of our network. The program is designed to allow interested parties to participate in the deployment of ePHONE's network by providing capital used to locate an ePHONE POP in a given area. Once that POP is deployed, ePHONE's Franchise Partner then performs marketing of our services, taking a share of any profits generated by that ePHONE switch. We currently have one (1) franchise partner.

o        Sales Partner Program

Under this program, ePHONE recruits resellers who make no capital investment but specialize in selling services. Sales Partners are required to commit to minimum sales targets for each of our services that they sell. However, Sales Partners will be paid a commission based on sales. We currently have fifteen (15) sales partners.

K.  GOVERNMENT APPROVALS AND REGULATIONS

ePHONE is currently in possession of a Federal Communications Commission 214 license which allows ePHONE to provide telecommunications services in the United States and as an international carrier. ePHONE has obtained, has filed for, or is in the process of filing for licenses with the individual states within the United States of America for provision of intrastate services.

ePHONE's need for licenses in other countries will generally depend on whether ePHONE operates as a foreign company in those locations or whether ePHONE partners with licensed local partners. ePHONE is licensed to provide telecommunication services in Canada.

L.  PATENTS, TRADEMARKS AND ROYALTY AGREEMENTS

ePHONE does not have any patents, trademarks, licenses or protective agreements. ePHONE has trademarked its logo in Canada and has the trademark for name "e-TRANS-PORT" . ePHONE has an exclusive license for the use of the e-TRANS-PORT as it is utilized with our system.

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

N.  EMPLOYEES

As of December 31, 2002, ePHONE had 31 full-time employees in the Virginia office, consisting of 2 in Development, 12 in Network Operations, 3 in Marketing, 3 in Customer Service and 11 in Administrative and Accounting. In addition, ePHONE had 6 part-time employees and 2 individuals providing service to us as independent consultant. As ePHONE's business and development efforts expand, additional personnel will be engaged, either as employees or as contract service suppliers.



ITEM 2.       DESCRIPTION OF PROPERTIES

ePHONE leases approximately 7,400 square feet for the principal executive offices, which are located at 1145 Herndon Parkway; Suite 100, Herndon, Virginia 20170. Base rent for the current premises is approximately $14,935 per month subject to annual increases of three percent. The lease requires ePHONE to pay a portion of the property taxes and certain operating expenses. Management believes that the current and anticipated facilities are suitable and adequate for operations.

ITEM 3.  LEGAL PROCEEDINGS

     In April 2003 The Federal Trade Commission commenced a non-public investigation relating to whether the form of payment authorization which the Company received from customers who purchased its Unlimited Domestic Calling Program complied with the requirements of the Electronic Fund Transfer Act and its implementing Regulation E. At this stage the investigation has not proceeded beyond a request for voluntary production of documents and it is too early to determine the outcome.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since June 12, 2000 and prior to December 15, 1999, the shares of ePHONE's common stock did trade and currently trades on the OTC Bulletin Board - under the symbol "EPHO". From December 15, 1999 until June 11, 2000, the common shares traded on the National Quotation Bureau's Electronic Quotation Service (the "Pink Sheets") under the symbol "EPHO". Shares of the common stock do not trade on any stock exchange or any other market.

The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions.

Market Information

     2001:                                            High       Low
                                                      ----       ----
         First Quarter.............................   0.44       0.16
         Second Quarter............................   0.41       0.12
         Third Quarter.............................   0.22       0.08
         Fourth Quarter............................   0.35       0.14

     2002:
         First Quarter.............................   0.27       0.16
         Second Quarter............................   0.42       0.18
         Third Quarter.............................   0.30       0.17
         Fourth Quarter............................   0.20       0.12

As of December 31, 2002 there were 200 holders of record of the common stock. This does not reflect persons or entities that hold stock through various brokerage firms or depositories.

ePHONE has not paid any cash dividends on common stock and at present does not intend to pay cash dividends in the foreseeable future. ePHONE plans to retain earnings, if any, to use in the operation of the business and to fund future growth.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2002.


                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                              Number of securities to       Weighted-average          equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,     outstanding options,     securities reflecting in
                                warrants and rights        warrants and rights            column (a)

Plan category                           (a)                        (b)                        (c)
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security                       4,214,916             $0.42                     1,785,084
holders
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
not approved by security                     650,000(1)           0.50                           N/A
holders
---------------------------- -------------------------- -------------------------- --------------------------
Total                                      4,864,916             $0.43                           N/A
---------------------------- -------------------------- -------------------------- --------------------------

(1) Below are the individual compensation arrangements not approved by security holders as described in the footnotes to our audited financial statements filed with the Commission on form 10-KSB as of December 31, 2000 and form 10KSB/A as of December 31, 2001.

         o        Options issued to consultants during 2001.......       450,000
         o        Options issued to consultants during 2002.......       200,000
                                                                         -------

               Total..............................................       650,000
                                                                         =======

Unregistered Securities

During March 2002, ePHONE issued 89,000 shares of our common stock to consultants and two members of our Board of Directors. The fair value of the shares totaled $23,000 and was recorded based upon the market price of the stock on the date of issuance.

During November 2001, January, May and August of 2002, ePHONE issued 400,000 shares of common stock to Mr. Kuba Farbiarz in exchange for marketing consulting services rendered.

On various dates during 2002, ePHONE issued 1,106,500 and 253,200 shares of our common stock for the exercise of stock options by our CEO and CFO and to six Board Members, respectively, at exercise prices ranging from $0.20 to $0.35 with the proceeds totaling $434,000.

During February 2002, ePHONE issued 10,000 shares to Rudy Ryckewaert in exchange for consulting services within rendered valued at $2,200.

During March 2001 and January 2002, ePHONE issued 500,000 shares of common stock to Mr. Charles Yang in connection with a settlement agreement.

During November 2001, ePHONE issued 500,000 shares to PITRFA, Inc. in connection with a marketing and distribution agreement.

The issuances were made pursuant to available exemptions from the registration provisions of the Securities Act of 1933, as amended [specifically, Section 4(2)of the Securities Act) and relevant Blue Sky statutes.]

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and deferred revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

Accounts Receivable

We provide an allowance for all individual receivables judged by us to be unlikely for collection. The effect of the allowance is to reduce the accounts receivable reported on our balance sheet to an amount we believe will be collected. Significant management judgments and estimates must be made and used in connection with establishing this valuation account. We record an allowance for doubtful accounts and sales and returns based on a combination of factors in making this judgment. Specifically, we analyze the age of receivable balances, our historical bad debts write-off, sales and returns history, and our customer's creditworthiness to determine the appropriate allowance for doubtful accounts. At December 31, 2002, our allowance for doubtful accounts was $321,000, up from $116,000 at December 31, 2001. This increase is due primarily to one large receivable in 2002 in which collection is uncertain. Although we consider our allowance for doubtful accounts to be adequate and proper, changes in economic conditions or customer circumstances could have a material effect on the reserve balance required.

Inventory Valuation

We use certain estimates and judgments to value our inventory. Our inventory of $264,000 at the year ended December 31, 2002, is recorded at the lower of cost, using the weighted average method, or market and is comprised primarily of e-TRANS-PORT devices that are manufactured by a third party. The e-TRANS-PORT product launch is still in its early stages and Management is in the process of developing distribution channels for this product. We have not recorded an allowance against inventory at December 31, 2002 and 2001. Based on changes in the facts and circumstances, we will periodically assess the need to establish an allowance for the e-TRANS-PORT units in the future if it is considered to be obsolete or slow moving. If such an allowance is necessary, it could have a material effect on the carrying value of inventory.

Revenue Recognition

We recognize telecommunication services revenues over the period services are provided. Monthly recurring telecommunications services are billed in advance and any portion of our services that is billed for which we have not yet provided services is recorded as deferred revenue. As a result, we defer recognition of revenues and the proportionate costs of revenues from sales to distributors until such distributors resell our products to their customers. The amounts deferred as a result of this policy are reflected as "deferred revenue" in the accompanying balance sheet.

Overview

Fiscal year 2002 was a milestone year for ePHONE. We achieved unprecedented revenue amounts as well as positive net income never before realized by this company. Among our peer telecommunication companies we are one of a very limited number to achieve a positive net income result for 2002.

Some of the major objectives the company achieved in 2002 were:

         o        Development of our e-TRANS-PORT device.

         o        Launch of a major calling card program in Canada.

         o        Expanded  our  network   presence  in  Los   Angeles,   Miami,
                  Minneapolis, Toronto, Guatemala and El Salvador.

         o Achieved record revenue of $19,222,000 for 2002 and the first profitable year in our history.

Results of Operations - December 31, 2002 and 2001

We experienced net income from operations before the arbitration award (see Comdial Arbitration below) for the year ended December 30, 2002 and net losses from operations for the year ended December 31, 2001.

                                         Year ended            Year ended
                                        December 31,          December 31,
                                            2002                  2001
                                       ---------------- --- -----------------
Income (loss) before arbitration   $         1,877,000  $        (7,247,000)
award
Arbitration award                          (1,374,000)             (226,000)
                                       ----------------     -----------------
Net income (loss)                  $           503,000  $        (7,021,000)
                                       ================     =================
Net income (loss) per common
share                              $              0.01  $             (0.28)
                                       ================     =================

During the year ended December 31, 2002, increasing business from our retail and wholesale programs that were introduced in Q3 of FY 2001, as discussed below, coupled with our ability to keep 2002 general and administrative and selling and marketing expenses consistent with 2001 were the primary reasons for the overall improvement in operations.

Revenues

Our revenue from operations for the year ended December 31, 2002 and 2001 was as follows:

                                         Year ended           Year ended
                                        December 31,         December 31,
                                            2002                 2001
                                       ---------------     -----------------

Service Revenue                     $      19,222,000   $         3,077,000
Product Revenue                                     -               513,000
                                       ---------------     -----------------

                                    $      19,222,000   $         3,590,000
                                       ===============     =================

The majority of the increase in our revenues is attributed to the Company's retail and wholesale service programs. These programs accounted for all of ePHONE's revenue for the year ended December 31, 2002 and accounted for 86% or our revenues during 2001. As ePHONE continues to focus on retail and wholesale service offerings, sales of equipment are not expected to be significant in the future. The $513,000 of Array Telecom equipment sales during the year ended December 31, 2001, will not reoccur.

In the fourth quarter of 2002 we phased out our marketing arrangement with the telemarketer of our Unlimited Domestic Calling Program. As a result, in the fourth quarter of 2002 and the first quarter of 2003, we experienced a decline in revenues from our Unlimited Domestic Calling Program when compared to earlier periods in 2002. During the 3 months ended March 31, 2003, revenues from our Unlimited Domestic Calling Program approximated $60,000. Revenues during 2002 from our Unlimited Domestic Calling Program were approximately $16,870,000, or 88% of our total revenues. We have entered into an agreement with a new telemarketer and are also reorganizing our subscription fulfillment and collection procedures. We continue to actively seek other telemarketers to sell our services. However, we can give no assurance that we will be able to successfully implement new telemarketing arrangements, or should we successfully implement such arrangements, that we will be able to generate revenues that equal or exceed those previously experienced.

Cost of Revenues

During the year ended December 31, 2002 and 2001 cost of services revenue and cost of product revenue were as follows:

                                         Year ended          Year ended
                                        December 31,        December 31,
                                            2002                2001
                                       ---------------     ----------------

Cost of service revenue             $       9,696,000   $        2,025,000
Cost of product revenue                             -              476,000
                                       ---------------     ----------------

                                    $       9,696,000   $        2,501,000
                                       ===============     ================

For the year ended December 31, 2002 and 2001, cost of service revenue represented commissions, activation fees and processing charges related to our telecommunications services programs. For the year ended December 31, 2001, cost of product revenue was related to telecommunications equipment sales. Gross margin for the year ended December 31, 2002 and 2001 was 50% and 30%, respectively. During 2001, the product mix consisted of low margin equipment which was not sold in 2002.

Sales and marketing

Sales and marketing expense increased from $1,212,000 for the year ended December 31, 2001 to $1,257,000 for 2002. During 2001, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where deploying our network was anticipated. There were no similar expenditures incurred during the year ended December 31, 2002. Currently, sales and marketing expense consists primarily of marketing commissions and salaries.

General and administrative

General and administrative expense increased from $5,607,000 for the year ended December 31, 2001 to $6,385,000 in 2002. We expect general and administrative expenses to increase in the future in proportion to the increase in sales.

Comdial Arbitration

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe were violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial added an additional counterclaim alleging that the agreement was still valid and sought the value of the future royalty payments which were to be made under the agreement. ___ We gave back the licensed products to Comdial, and consequently, did not believe that we had an obligation for any additional future royalties based upon the use of the licensed products.

On August 27, 2002, the American Arbitration Association (AAA) rejected the Company's claim against Comdial and awarded damages to Comdial on its counter claim in the amount of $1,731,000 and $38,000 in administrative fees. The Company had attempted to have the award reconsidered by the AAA and to have the award vacated by the circuit court for the county of Fairfax, Virginia. Both of these efforts were unsuccessful. Hence, on November 13th the Company agreed to settle the issue and pay to Comdial $1,600,000. Management believes this avoided a very costly and lengthy appeals process with no guarantee of success and will enable the Company to focus on its operations This charge of $1,374,000 is reflected in the accompanying financial statements as of December 31, 2002, net of approximately $226,000 of arbitration cost accrued in 2001. The company has now resolved all present and future liabilities.

Income taxes

There was no provision for federal or state income taxes for the years ended December 31, 2001 and 2002 due to the availability of a net operating loss for income tax purposes.

Results of Operations - Years ended December 31, 2001 and 2000

Revenues

Revenues increased from $590,000 in 2000 to $3,590,000 in 2001. The majority of the increase is attributed to the Company's "Unlimited Access" Program and our wholesale strategy, which began in mid August. These programs accounted for 86% of ePHONE's revenue for the year ended December 31, 2001 and did not account for any revenue during 2000.

Cost of Revenues

Cost of Revenues increased from $412,000 in 2000 to $2,501,000 in 2001. For the year ended December 31, 2001, cost of goods sold represented commissions, activation fees and processing charges related to our telecommunications services program. Prior to the third quarter of fiscal year 2001, cost of goods sold was related to telecommunications equipment sales. Gross margin for the year ended December 31, 2001 and 2000 was 30% for each year.

Sales and Marketing

Sales and marketing expense decreased from $1,853,000 in 2000 to $1,212,000 in 2001. During 2000, our sales and marketing expenses included compensation paid to consultants for market studies and competitive intelligence of the Internet telephony market place in several countries where we were deploying our network. There were no similar expenditures incurred during 2001.

General and Administrative

General and administrative expense increased from $4,787,000 in 2000 to $5,485,000 in 2001 primarily due to our changes in the business plan and non-recurring expenses related to the write off of the Array Telecom license.

Write-off of Array Telecom License

In connection with the Comdial Obligation, we decided to discontinue use of the Array Telecom technology and therefore, wrote off the remaining balance of the Array Telecom License and related assets and liabilities of $1,180,000 at December 31, 2001.

Income taxes

There was no provision for federal or state income taxes for the period from our inception due to our operating losses. At December 31, 2001, we had net operating loss carryforwards for income tax purposes. A valuation allowance was established and, accordingly, no benefits were recognized for our net operating losses and other deferred tax assets.

Liquidity And Capital Resources

During the year ended December 31, 2002, we received $690,000 for the purchase of 3,448,913 shares of our common stock from the exercise of warrants we had issued in connection with the sale of special warrants in 2000. On March 30, 2002, the warrants for the purchase of 9,115,161 shares of our common stock expired unexercised. We also received $321,000 for the issuance of 1,106,500 shares of our common stock for the exercise of 1,106,500 stock options by our CEO and CFO at prices ranging from $0.20 to $0.35 per share. Six board members also exercised options to purchase 253,200 shares of our common stock at exercise prices ranging from $0.20 to $0.35 with the proceeds totaling $81,000. The proceeds from the exercise of these warrants and stock options, along with $890,000 of cash generated from our operations during the year ended December 31, 2002, net of our $1,600,000 settlement payment to Comdial and $664,000 in property, plant and equipment purchases, increased our cash from $36,000 at December 31, 2001 to $1,252,936 at December 31, 2002.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants, dated February 10, 2003 (except for the third paragraph of Note 2, as to which the date is April 11, 2003), a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern.

In the fourth quarter of 2002, we phased out our marketing agreement with our Unlimited Domestic Calling Program telemarketer. As a result, we experienced a decline in revenues from our Unlimited Domestic Calling Program when compared to earlier in 2002. During the three months ended March 31, 2003, we generated only $60,000 in revenue from our Unlimited Domestic Program. Even though we have entered into a new marketing agreement with a new telemarketers, we can give no assurances that our revenue levels will grow to equal or exceed those we previously experienced. Revenues during 2002 from our Unlimited Domestic Calling Program totaled approximately $16,870,000 or 88% of our total revenue. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry.

The Company continues to earn revenues for its wholesale traffic and our other retail programs, including prepaid calling cards it sells in both the United States and Canada. It has entered into new a telemarketing agreement with a new telemarketing organization, is actively seeking new telemarketing agreements and is reorganizing its subscription fulfillment and collection procedures. The Company has also undertaken expense reduction actions during 2003, reducing head count and non-operational costs. Management believes that, even though it continues to provide both wholesale and retail services to customers, with the decline in our Unlimited Domestic Calling Program it needs to raise additional funding in the short term in order to provide for needed working capital and for marketing efforts related to the introduction of new products, including etrans-port. We are currently seeking additional investment capital and believe that without additional investment capital we will not have sufficient cash to fund our current activities, and as such, may not be able to continue operating.

Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

It is important to point out that since our inception, we have accumulated a deficit of $21,838,000, and that we funded our operations, prior to our generating service revenues beginning in August 2001, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001 of $305,000, and from limited equipment sales. We do not currently have a line of credit or any other credit facility available to us.

Investing activities used $664,000 of cash for the purchase of fixed assets and financing activities provided $959,000 which consisted of $1,093,000 received from the exercise of warrants and employee stock options offset by payments on obligations for the year ended December 31, 2002.

We have three equipment commitments totaling $67,000, which expire in 2003 and 2004.

Stock Compensation Activity 2002

During March 2002, we issued 89,000 shares of our common stock to consultants and two members of our Board of Directors. The fair value of the shares totaled $23,000 and was recorded based upon the market price of the stock on the date of issuance.

During 2002, we issued 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock to a consultant to whom we had issued the same amount of shares of common stock and options in 2001 with similar terms as described under Stock Compensation Activity in 2001. The fair value of the shares and options was $39,000 and $37,000, respectively, and is recorded as non-cash compensation expense during the year-ended December 31, 2002.

On November 15, 2002 our Board of Directors approved resolutions to reduce from $0.35 to $0.20 the exercise price of 586,500 stock options held by certain Board members and executive officers and to accelerate the vesting period of 581,667 stock options held by certain executive officers and a former executive officer.

On various dates during 2002, Management accelerated the vesting on 224,449 stock options held by certain employees.

Since the modifications, we have accounted for these options using variable accounting. We have not recorded any compensation expense in connection with these modifications since the new exercise price has been higher than or equal to the market price.

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

During October and November 2001, we issued 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock to a consultant as consideration for marketing and business development consulting services rendered. The fair value of these shares of common stock totaled $49,000 and is recorded as non-cash compensation expense as of December 31, 2001. The options have an exercise price of $0.50 and vest immediately. The fair value associated with these options was $48,045 and is recorded as non-cash compensation expense during the year ended December 31, 2001. During 2002, under the terms of a consulting agreement, the Company issued this consultant an additional 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock.

On November 29, 2001, we entered into an exclusive Marketing and Distribution Agreement ("Agreement") with PITRFA Inc., a Florida based sales, marketing and distribution company. As defined in the Agreement, PITRFA will market and distribute ePHONE's prepaid 1+ long distance service for a period of three years. Upon signing the Agreement, we issued PITRFA 500,000 shares of our common stock. The fair value associated with these shares of common stock totaled $97,015 and is recorded as non-cash compensation expense in our December 31, 2001 Statement of Operations. The Agreement also contains a provision for the issuance of additional shares of our common stock if our common stock reaches certain price levels in the future as follows: a) if the price of our common stock reaches $2.50 per share we will be required to issue PITRFA a second tranche of 538,973 shares and; b) if the price of our common stock subsequently reaches $5.00 per share, we will be required to issue PITRFA a third tranche of 538,973 shares. The maximum amount of shares that would be issued if all milestones are met is 1,616,919, which represents 5% of our common stock outstanding at the signing of the Agreement.

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

Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on our financial position or results of operations.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS
No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of SFAS 148 as they relate to entities that use the intrinsic method of accounting for stock-based compensation.

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

o        ePHONE has incurred net losses in the past

Prior to 2002, ePHONE had incurred net losses each year since its inception. During the year ended December 31, 2002, ePHONE generated net income before the arbitration award of $1,877,000. ePHONE's ability to sustain profitable operations depends on many circumstances. If ePHONE does not sustain profitability, its ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be affected. In addition, ePHONE's prospects must be considered in light of the risks encountered by companies like ours developing products and services in new and rapidly evolving markets. ePHONE's failure to perform in these areas could have a material adverse effect on the business, plan of operations and financial condition.

o        We May Not be a Going Concern

We have experienced a decline in revenues from our Unlimited Domestic Calling Program. Revenues from that Program generated only $60,000 in the three months ended March 31,2003. In 2002, revenues from the Unlimited Domestic Calling Program were approximately $16,870,000 or approximately 88% of our total revenues. With the decline in revenues from this Program, we need to raise additional funding in the short term to provide for needed working capital and for marketing efforts. We are currently seeking additional investment capital and believe that without such additional funding we will not have sufficient cash to fund our current activities, and as such may not be able to continue operating. See Note 2 to our Financial Statements

o ePHONE's failure to acquire, integrate and operate new technology could harm their competitive position

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

Item 9. Directors, Executive Officers, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) of the exchange act

Directors and Executive Officers

The directors and executive officers, their ages and positions held as of December 31, 2002 are listed below. Each director serves until the next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Name                      Age    Position Held
----                      ---    -------------
Lawrence Codacovi         68     Chairman of the Board of Directors
Carmine Taglialatela Jr.  55     President and Chief Executive Officer, Director
Charlie Rodriguez         57     Chief Financial Officer and Director
Steve Heap                52     Chief Operating Officer
Eugene Sekulow            71     Director
Sheldon Kamins            54     Director
Robert Stuart             53     Director

The following describes the business experience during the past five years of ePHONE's Directors and Executive Officers, including for each director, other directorships held in reporting companies. There are no Family relationships among any of the persons listed.

Carmine Taglialatela, Jr. - President and Chief Executive Officer and Director. On April 1, 2001 Mr. Taglialatela was appointed President and Chief Operating Officer of ePHONE and elected to the Board of Directors. Effective July 1, 2001, Mr. Taglialatela was appointed Chief Executive Officer of ePHONE. Prior to joining ePHONE, Mr. Taglialatela was President and Chief Operating Officer of TELRON Communications and was responsible for the day-to-day operations of the company and the development of service offerings and expansion of services into new markets. Mr. Taglialatela has also held Executive Vice President positions at TELRON and CompassRose International, Inc. At CompassRose he managed a team of professionals on a variety of client assignments requiring extensive international telecommunications experience and expertise in strategic business development, public policy and regulatory matters. Mr. Taglialatela has secured, on behalf of clients, service authorizations in off shore markets and advised senior management on courses of action for the development of their telecommunications business. Between 1989-1977, he was Director International Public Policy and Regulatory Affairs at MCI Telecommunications Corporation where he developed and implemented MCI's regulatory and business strategy for access to international markets and was a member of an expansion team devoted to expanding MCI's presence in the global market. Mr. Taglialatela holds a BA Economics from Hunter College, City University of New York and a MBA Finance/Marketing from Fordham University.

Charlie Rodriguez - Director, Chief Financial Officer, and Vice President, Corporate Affairs. On December 1, 2000, Mr. Rodriguez was elected as a Director and appointed as Chief Financial Officer and Vice President - Corporate Affairs. Mr. Rodriguez previously served as Vice-President of Corporate Affairs and Corporate Secretary from June 1999 to April 2000. Mr. Rodriguez is also the President of Management Services of Arizona, a business consulting company specializing in mergers, acquisitions and financing. Prior to joining ePHONE, Mr. Rodriguez served as the Chief Financial Officer for Zephyr Technologies, Inc., biometrics and smartcard software integration companies. Mr. Rodriguez was a member of the board of directors of Wave Rider Communications, Inc.
(WAVC - otc.bb), a wireless communication company, from January to November 1997, and served as its President and Chief Executive Officer from May 1995 to January 1997. Mr. Rodriguez holds a Bachelor of Science in Accounting and Masters in Business Administration Accounting from the University of Arizona.

Steve Heap - Chief Operating Officer. Mr. Heap joined ePHONE on 1 August 2002 as the Chief Network Officer and on 1 November he was appointed the Chief Operating Officer and Chief Technology Officer. Mr. Heap's career spans over 25 years in telecom network strategy, planning, engineering and operations. His most recent role prior to joining ePhone was as Chief Network Officer in Aleron, the next-generation IP backbone operator, where, between late 2000 and mid 2002 he designed, implemented and operated a high-end IP backbone serving over 3M dial customers. Between 1998 and 2000, he was VP and General Manager of Transmission Services at Teleglobe, responsible for the strategy, design and implementation of Teleglobe's $5B multi-service global infrastructure network, based on submarine and terrestrial dark fiber and optical technology stretching from Asia to Europe. Prior to that, he was instrumental in the establishment of Concert Communications, the BT/MCI joint venture, moving to the USA from the UK in 1994 as the JV was defined and formed. This followed key roles in the modernization and operation of British Telecom's digital voice and transmission network in the UK.

Lawrence M. Codacovi - Chairman. Mr. Codacovi was appointed as a member of the Board of Directors on January 1, 2002 and on September 11, 2002 was appointed Chairman of the Board. Prior to joining ePHONE, Mr. Codacovi was Chairman of Pangea Ltd., a pan-European fiber optic network spanning northern Europe from 1999 to 2002. From 1988 to 1999, Mr. Codacovi served as Senior Vice President International Services for MCI WorldCom with the responsibility for expanding MCI's global reach. Mr. Codacovi previously served as Executive Vice President and a Board Member with RCA Global Communications from 1980 to 1988. Mr. Codacovi holds an Associates Degree in Applied Sciences from Brooklyn College, a Bachelor of Science in International Business from New York University and Graduate Studies in Global Markets at NYU Graduate School of Business.

Eugene A. Sekulow - Vice Chairman. Eugene Sekulow was appointed as a director of ePHONE Telecom Inc. on February 22, 2002 and on September 11, 2002 was appointed Vice Chairman of the Board. Mr. Sekulow is an independent business consultant focusing on global telecommunications strategy, policy, planning, strategic partnering, risk analysis and business development. In January 1995, Mr. Sekulow was named an Adjunct Professor at Columbia University, Graduate School of Business. On December 1, 1991, Mr. Sekulow was appointed as Executive Vice President, International, NYNEX Corporation, where he was also the President of NYNEX International Company. Prior to that, Mr. Sekulow was President of RCA International Ltd., responsible for the foreign subsidiary manufacturing and distribution operations of RCA. He is currently Chairman of the German American Chamber of Commerce and a director of several corporations. In addition, he is Co-Chairman of the Board of Trustees of the American Institute for Contemporary German Studies of The Johns Hopkins University. Mr. Sekulow earned an MA and PhD in Political Science and Economics at The Johns Hopkins University.

Sheldon B. Kamins - Director. Mr. Kamins was appointed as a member of the Board of Directors on October 11, 2001. Mr. Kamins has been a real estate developer in the greater metropolitan Washington, D.C. area and a venture capitalist assisting technology and other companies with public and private financing for more then the last five years. Mr. Kamins holds a Juris Doctor degree from the Georgetown University Law Center.

Robert W. Stuart - Director. On June 12, 2002, Mr. Stuart was appointed as a director of ePHONE Telecom Inc. He is currently the President and CEO of InDepth Financial Advisors, which he founded in 2000. InDepth is an investment banking/financial advisory firm specializing in the business plan development and early stage capital raising process for emerging telecommunications firms. Prior to founding InDepth Financial Advisors, Mr. Stuart spent more than 20 years as a leading telecom banker at Chase Manhattan Bank, Bankers Trust and most recently as Managing Director and Co-Head of the Global Telecommunications Industry Group at CIBC World Markets where he led several high visibility telecom transactions. Mr. Stuart earned a BS in Engineering & Economics at the US Naval Academy, where he graduated with distinction, and Master Degrees in International Relations and International Law & Diplomacy from The Fletcher School of Law & Diplomacy, Tufts University. He was awarded his PhD in International Economics from The Fletcher School in 1982.

Other Matters

B.  Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section16(a) forms filed. All reports required to be filed under Section 16 during the last fiscal year have been filed.

Item 10.      EXECUTIVE COMPENSATION

                                            Annual Compensation                  Long Term Compensation
                       ------------------------------------------------------  ----------------------------
Name and Principal                                              Other Annual      Awards         All Other
Position at Fiscal                                              Compensation      Options      Compensation
Year End               Year       Salary ($)       Bonus ($)         ($)         (Shares)           ($)
------------------     ----      ------------     ------------  -------------  -------------  --------------
Carmine Taglialatela   2002      $ 230,000(1)     $ 250,000 (1)            --      290,000(1)           --
Chief Executive        2002                         125,000 (1)
    Officer            2002                         125,000 (1)
                       2002                          45,000 (1)
                       2001        185,000(1)        50,000 (1)                  1,600,000(1)

Charlie Rodriguez      2002        149,000(2)       150,000 (2)            --      250,000(2)           --
Chief Financial        2002                          75,000 (2)
    Officer            2002                          75,000 (2)
                       2002                      35,000,000 (2)
                       2001        137,000(2)                              --    1,350,000(2)           --
                       2000         19,000(2)            --                --           --              --

Steve Heap             2002         68,000(3)            --                --           --              --
   Chief Operating
Officer and Chief
Technology Officer

James Meadows          2002        139,000(4)            --                --           --              --
   Former Chief
Operating Officer

Sonny Souvannavong     2002        130,000(5)        15,000 (5)            --      275,000(5)
   Former Chief        2001         87,000(5)
Technology Officer


(1)   Mr. Carmine Taglialatela, Jr. was appointed President and Chief
      Operating Officer and began employment with ePHONE on April 1, 2001. Mr. Taglialatela was appointed Chief Executive Officer on July 1, 2001. The amounts paid to Mr. Taglialatela from April through December 2001 are based on an annual salary of $200,000. Of the 1,600,000 stock options issued to Mr. Taglialatela during 2001, 600,000 were issued in April with an exercise price of $0.50 and were subsequently repriced to $0.35. ePHONE also repriced 290,000 of Mr. Taglialatela's stock options from $0.35 to $0.20 during 2002. The repriced options are shown as 2002 grants for purposes of this presentation.

      During 2002, Mr. Taglialatela was paid $45,000 as a bonus earned in 2001 for meeting objectives outlined by the Board of Directors.

      Also, during 2002 the Board of Directors approved the 2002 Incentive Bonus Plan (the "Plan"). Under this plan Mr. Taglialatela was able to earn up to $500,000 in bonus if certain performance criteria were met measured on a quarterly basis. For each quarter during 2002, the Company met the performance criteria and Mr. Taglialatela earned his bonus. However, the bonus for the 4th quarter which was earned has not been paid. Under the Plan, Mr. Taglialatela was required to use approximately 60% of the proceeds from the bonus to exercise previously issued stock options he had been granted in 2001. To date, the majority of the options that have been excercised under the plan have been at $0.35 cents with the balance at $0.20. The remaining portion of the bonus was to be paid to Mr. Taglialatela in order for him to satisfy his income tax obligations as a result of this bonus. As such, after Mr. Taglialatela exercised his options, as required under the Plan and paid his income tax related to the bonus there was little or no excess bonus remaining.

      The following table represents activity as a result of the bonus earned by Mr. Taglialatela during 2002.

         Q-1 2002       $ 125,000  Paid in 2002 (approximately 60% to exercise options)
         Q-2 2002         125,000  Paid in 2002 (approximately 60% to exercise options)
         Q-3 2002         125,000  Accrued for 2002 - Paid in 2003 (approximately 60% to exercise options)
         Q-4 2002         125,000  Accrued for 2002 - Unpaid
                          -------  -------------------------
                        $ 500,000

(2) Mr. Charlie Rodriguez began as ePHONE's Chief Financial Officer in December 2000. The amounts paid to Mr. Rodriguez in 2000 are based on an annual salary of $145,000. In 2000, ePHONE paid $36,000 in consulting payments to a Company controlled by Mr. Rodriguez prior to his employment with ePHONE. Included in the 1,350,000 options awarded to Mr. Rodriguez during 2001 are 250,000 stock options that were originally granted in 1999 in consideration for consulting services rendered to the Company. The exercise price of these options was repriced in 2001 from $0.50 to $0.35 and were exercised by Mr. Rodriguez in 2002. ePHONE also repriced 250,000 of Mr. Rodriguez's stock options from $0.35 to $0.20 during 2002 and the amount is shown as a 2002 grant for purposes of this presentation.

      During 2002, Mr. Rodriguez was paid $35,000 as a bonus earned in 2001 for meeting objectives outlined by the Board of Directors.

      Also during 2002, the Board of Directors approved the 2002 Incentive Bonus Plan (the "Plan"). Under this plan Mr. Rodriguez was able to earn up to $300,000 in bonus if certain performance criteria were met measured on a quarterly basis. For each quarter during 2002, the Company met the performance criteria and Mr. Rodriguez earned his bonus. However, the bonus for the 4th quarter which was earned has not been paid. Under the Plan, Mr. Rodriguez was required to use approximately 60% of the proceeds from the bonus to exercise previously issued stock options he had been granted in 2001. To date, the majority of the options that have been excercised under the plan have been at $0.35 cents with the balance at $0.20. The remaining portion of the bonus was to be paid to Mr. Rodriguez in order for him to satisfy his income tax obligations as a result of this bonus. As such after Mr. Rodriguez exercised his options, as required under the Plan and paid his income tax related to the bonus there was little or no excess bonus remaining.

      The following table represents activity as a result of the bonus earned by Mr. Rodriguez during 2002.

         Q-1 2002        $ 75,000  Paid in 2002 (approximately 60% to exercise options)
         Q-2 2002          75,000  Paid in 2002 (approximately 60% to exercise options)
         Q-3 2002          75,000  Accrued for 2002 - Paid in 2003 (approximately 60% to exercise options)
         Q-4 2002          75,000  Accrued for 2002 - Unpaid
                           ------  -------------------------
                        $ 300,000

(3) Mr. Heap's employment with ePHONE began August 1, 2002. The amounts paid to Mr. Heap are based on an annual salary of $185,000. Mr. Heap became the Company's Chief Technology Officer and Chief Operating Officer effective December 1, 2002. Subject to Management approval, Mr. Heap may earn $17,000 in additional bonus compensation for 2002, which is not reflected in the table above.

(4) Mr. Meadow's employment with ePHONE as Chief Operating Officer began in February 2002. The amounts paid to Mr. Meadows are based on an annual salary of $150,000. Included in Mr. Meadows compensation is a $75,000 severance payment that was made in connection with his leaving ePHONE in July 1, 2002.

(5) Mr. Souvannavong began as ePHONE's Chief Technology Officer during April 2001. The amounts paid to Mr. Souvannavong during 2001 are based on an annual salary of $125,000. Mr. Souvannavong left ePHONE in December of 2002.


Report of the Board of Directors on Repricing of Stock Options held by Named Executives

During the last fiscal year, the Company adjusted the exercise price of certain stock options held by Carmine Taglialatela and Charlie Rodriguez as follows:

1. The exercise price of 290,000 stock options held by Mr. Taglialatela was reduced from $0.35 to $0.20; and

2. The exercise price of 250,000 stock options held by Mr. Rodriguez was reduced from $0.35 to $0.20.

The Board of Directors, with Messrs. Taglialatela and Rodriguez abstaining, approved the repricing on November 15, 2002. The Board of Directors had determined that it was in the Company's best interest to align the interests of its executive management with the shareholders. A major purpose for which the options were initially granted was to require Messrs., Taglialatela and Rodriguez to increase their equity ownership in the Company. It was determined that this would provide Messrs., Taglialatela and Rodriguez with additional incentive to remain with the Company and to help maximize shareholder value. However, the market price of the Company's common stock had fluctuated significantly from the original exercise price of the stock options and reached levels which made it unrealistic to expect exercise of the options. The Board of Directors determined that the fluctuation was a result of difficult external economic conditions that are beyond the control of Messrs., Taglialatela and Rodriguez. ___ In order to implement the Company's incentive strategy, the Board of Directors approved the reduction of the exercise price to $0.20, a price which reflected the then current market price of the Company's common stock. Contemporaneous with the repricing, the executives exercised their stock options and paid the exercise price out of their accrued bonuses earned in 2002.

Option Grants for Fiscal 2002

The following table sets forth as to each of the named Executive Officers information with respect to option grants during the last fiscal year.

                                   Number of          % of Total Options/
                             Securities Underlying      SARs Granted to       Exercise or
                             Options/ SARs Granted    Employees in Fiscal      Base Price      Expiration Date
            Name                      (#)                    Year                ($/Sh)
-----------------------------------------------------------------------------------------------------------------
Carmine Taglialatela Jr.          (1)290,000                15.29%                0.20           4/1/11 - 6/9/11
Charlie Rodriguez                 (1)250,000                13.18%                0.20                   2/14/11
Steve Heap                        (2)200,000                10.54%                0.35                    8/1/12
Steve Heap                        (2)300,000                15.82%                0.35                    8/1/12

(1) These options were repriced as previously described. For purposes of this presentation, the percentage of total options issued to each executive officer is based on the proportion that the number of options granted to each executive bears to the total number of options granted to all employees during the fiscal year plus the sum of all repriced options or 1,896,800 (1,310,000 options granted to all employees plus 586,800 repriced options).

(2) As provided for in Mr. Heap's employment agreement with ePHONE effective August 1, 2002, 200,000 options were granted with a vesting period of 6 months and 300,000 options were issued with a 3 year vesting period. During November 2002, the Board approved a resolution to accelerate the vesting period on the grant of 200,000 options from a 6 month vesting term to immediate vesting.

Option Exercises and Values for Fiscal 2002

The following table sets forth as to each of the named Executive Officers information with respect to option exercises during Fiscal 2001 and the status of their options on December 31, 2001.

                            Acquired on
                             Exercises      Value                                                    Value of Unexercised
                                (#)      Realized ($)  Number of Securities Underlying Options  In-The-Money Options at Fiscal
                                                                 at Fiscal Year End.                       Year End
                                                           Exercisable         Unexercisable     Exercisable    Unexercisable
Carmine Taglialatela, Jr.     718,000         --             882,000                                 --              --
Charlie Rodriguez             388,500         --             750,000                --               --              --
Steve Heap                                    --             200,000              300,000            --              --
Sonny Sovannavong                             --             141,667                --               --              --

Compensation of Directors

Non-employee directors receive $5,000 for each Board of Directors meeting attended during 2002, with the exception of Mr. Clarke and Mr. Fraser who each received an additional 33,334 shares in lieu of cash for business expenses and consulting fees during the first quarter. The shares had a fair value of $14,667 as determined based on the price of the Company's common stock at the date of issuance.


Employment Agreements

         Steve Heap Employment Agreement

         The Company has an employment agreement with Mr. Steven Heap (the "Heap Agreement"). The Heap Agreement is a three-year contract, with a term beginning on August 1, 2002 and continuing until July 31, 2005. If either the Company or Mr. Heap wants to renew this agreement, a written notice needs to be provided 60 days before termination of the current agreement. Under the terms of the Heap Agreement, Mr. Heap is required to devote his full-time efforts to the Company. His initial title was Chief Network Officer, and on November 1, 2002 he was appointed Chief Operating Officer. The Company is required to compensate Mr. Heap at an annual rate of at least $185,000 until EBITDA exceeds $2,500,000 for the year 2002. Upon exceeding the said amount, Mr. Heap's salary will be increased to $200,000 per year and be reviewed on December 31 of each year of the contract. Mr. Heap will be granted 200,000 options at the time of employment that will be vested after 6 months of employment. After 6 months, an additional 300,000 options will be granted to be vested over three years. The Board of Directors accelerated the vesting on all his options to be vested as of January 1, 2003 and his salary increased to $200,000. The Company is also obligated to (i) allow Mr. Heap to participate in any incentive bonus or option plans approved for senior management of the Company, (ii) provide secretarial services and furnished office, (iii) provide medical insurance and (iv) pay for all pre-approved reasonable expenses that Mr. Heap may incur.

         The Company may terminate the Heap Agreement at any time in the event of his disability or for cause, each as defined in the Heap Agreement. Mr. Heap may resign from the Company at any time without penalty. If the Company terminates the Heap Agreement for disability or cause, the Company will have no further obligations to Mr. Heap. If, however, the Company terminates the Heap Agreement other than for disability or cause, the Company must pay Mr. Heap an amount equal to six months of his base salary in a lump sum payable within 15 days of his termination date. Mr. Heap must fully cooperate with the Company in all matter relating to the winding up of any pending work after his termination.

         Carmine Taglialatela Jr.'s Employment Agreement

         The Company has an employment agreement with Mr. Carmine Taglialatela, Jr. (the "Taglialatela Agreement"). The Taglialatela Agreement is a three-year contract, with a term beginning on April 1, 2001 and continuing until April 1, 2004. If either the Company or Mr. Taglialatela want to renew this agreement, a written notice needs to be provided 60 days before termination of the current agreement. Under the terms of the Taglialatela Agreement, Mr. Taglialatela is required to devote his full-time efforts to the Company. His initial title was President and Chief Operating Officer. Effective July 1, 2001, Mr. Taglialatela was appointed Chief Executive Officer. The Company is required to compensate Mr. Taglialatela at an annual rate of at least $180,000 until EBITDA exceeds $250,000 for the year 2001. Upon it exceeding the said amount, Mr. Taglialatela's salary will be increased to $250,000 per year. The Company is also obligated to (i) allow Mr. Taglialatela to participate in any incentive bonus or option plans approved for senior management of the Company, (ii) provide secretarial services and furnished office, (iii) provide medical insurance and (iv) pay for all pre-approved reasonable expenses that Mr. Taglialatela may incur.

         The Company may terminate the Taglialatela Agreement at any time in the event of his disability or for cause, each as defined in the Taglialatela Agreement. Mr. Taglialatela may resign from the Company at any time without penalty. If the Company terminates the Taglialatela Agreement for disability or cause, the Company will have no further obligations to Mr. Taglialatela. If, however, the Company terminates the Taglialatela Agreement other than for disability or cause, the Company must pay Mr. Taglialatela an amount equal to twelve (12) months of his base salary in a lump sum payable within 15 days of his termination date, or if agreed between him and the Company, twelve monthly installments may be paid. Mr. Taglialatela must fully cooperate with the Company as relates to any transition subsequent to his termination.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following tables set forth information, as of December 31, 2002, with respect to the beneficial owners of our common stock for:

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

                                                                                        Percent of
                                                                                        outstanding
                                                                    Shares of            shares of
                                                                  common stock         common stock
                                                                  beneficially         beneficially
                 Name and Address of Holder                           owned                owned
-------------------------------------------------------------    ----------------     ----------------
Larry Codacovi                                                        100,000(1)                0.26%
    18 Reynolds Lane
    Katonah, NY 10536
    Chairman of the Board
Carmine Taglialatela, Jr.                                           1,600,000(2)                4.11%
    9565 Briar Lane
    Delaplane, VA 20144
    President and Chief Executive Officer
Charlie Rodriguez                                                   1,138,500(2)                2.93%
    1662 W.  Petunia Place
    Tucson, AZ 85737
    Director, Chief Financial Officer
Steve Heap                                                            200,000(3)                0.52%
    12408 Fairfax Station Road
    Clifton, VA 20124
    Chief Operating Officer and Chief Technology Officer
Sheldon Kamins                                                        100,000(1)                0.26%
    10220 River Road
    Potomac, MD 20854
    Director
Robert Stuart                                                         100,000(4)                0.26%
    1237 Balfour Drive
    Arnold , MD 21012
    Director
Eugene Sekulow                                                        100,000(4)                0.26%
    50 Main Street, Suite 1000
    White Plains, NY 10606
    Director
Sonny Souvannavong                                                    141,667(5)                0.37%
    2230 George C.  Marshall Drive, #1001
    Falls Church, VA 22043
    Former Chief Technology Officer
James Meadows                                                                 --                   --
    Former Chief Operating Officer
Executive Officers and Directors as a Group of 9                       3,480,167                8.64%


(1) Consists of 50,000 shares of common stock and options to acquire 50,000 shares of common stock.

(2) Consists of 718,000 shares and 882,000 options to acquire shares of common stock.

(3) Consists of 388,500 shares of common stock and options to acquire 750,000 shares of common stock.

(4) Consists of 43,000 shares of common stock and options to acquire 57,000 shares of common stock.

(5)  Consists of options to acquire shares of common stock.

Item 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2001 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $68,000.

During the year ended December 31, 2001, we paid $248,000 to ePHONE Technologies, Inc., a company we hold a 20% equity interest in, for consulting services. At December 31, 2001, we recognized an impairment write-down of substantially all of the remaining carrying value of this investment. The write-down totaled $184,000 and is recorded as general and administrative expense in the Statement of Operations at December 31, 2001. The remaining carrying value of this investment is $1,000 and is recorded as a non-current other asset at December 31, 2002 and 2001.

During 2001 we also paid $100,000, as provided for in a Service and Deployment Agreement with 7bridge Systems, LTD, a related party, a company in which our Former Chairman of the Board and Chief Financial Officer have an interest in.

During 2002, no related party transactions occurred nor are anticipated going forward.

Item 13.      Exhibits and Reports on Form 8-K

     The following documents are filed as part of this Form 10-KSB:

A.       Exhibits

           Exhibit No.    Description
           ------------   ------------------------------------------------------
           3.1.........   Articles of Incorporation (1)
           3.2.........   Amendment to Articles of Incorporation (1)
           3.3.........   Bylaws (1)
           3.4.........   Amended and Restated Articles of Incorporation (2)
           10.1........   Specimen of form of Option Incentive Agreement (1)
           10.2........   Agency Agreement dated as of March 16, 2000 between
                          ePHONE and Groome Capital.com, Inc.  (3)
           10.3........   ePHONE Telecom, Inc. 2000 Long-Term Incentive Plan (4)
           10.4........   Employment Agreement with James Meadows, Chief
                          Operating Officer (6)
           10.5........   Employment Agreement with Carmine Taglialatela,
                          President and Chief Executive Officer (6)
           10.6........   Employment Agreement with Steven Heap ,Chief Operating
                          Officer (6)
           99.1........   Settlement Agreement and Mutual General Release
                          between Charlie Yang and ePHONE Telecom, Inc., dated
                          March 23, 2001 (5)
           99.2........   Settlement Agreement between Comdial Corporation,
                          Array Telecom Corporation and ePHONE dated
                          November 13, 2002 (7)
           99.3........   Certification Pursuant to 18 U.S.C Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002
           99.4........   Certification Pursuant to 18 U.S.C Section 1350, as
                          Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002

(1) Previously filed as an exhibit to ePHONE's Form 10-SB, filed with the Commission on October 15, 1999.

(2) Previously filed as an exhibit to Amendment No. 2 to ePHONE's Form 10-SB, filed with the Commission on January 5, 2000.

(3) Previously filed as an exhibit to Amendment No. 5 to ePHONE's Form 10-SB, filed with the Commission on June 5, 2000.

(4) Previously filed as an exhibit to ePHONE's form SB-2 filed with the Commission on August 9, 2000.

(5) Previously filed as an exhibit to ePHONE's form 8-K, filed with the Commission on April 16, 2001.

(6) Previously filed as an exhibit to ePHONE's form 10-KSB, filed with the Commission on April 15, 2001.

(7) Previously filed as an exhibit to ePHONE's Form 10-QSB, filed with the Commission on November 14, 2002.

       B.  Reports on Form 8-K:
           On November 8, 2002, ePHONE filed with the Commission a current report on 8-K related to a court order denying ePHONE's motion to vacate an arbitration award to Comdial Corporation and its subsidiary Array Telecom Corporation.

Item 14.      Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting such officers to material information relating to our company required to be included in our periodic filings with the Commission. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

SIGNATURE PAGE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ePHONE Telecom, Inc.
                                  (Registrant)

                                 By /s/   Carmine Taglialatela, Jr.
                                          -----------------------------------
                                          (Carmine Taglialatela, Jr., CEO)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                                        Date


  By /s/ Carmine Taglialatela, Jr.                        April 15, 2003
--------------------------------------------
(Carmine Taglialatela, Jr., CEO, Director)
    (Principal Executive Officer)


      By /s/ Charlie Rodriguez                            April 15, 2003
--------------------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)


      By /s/ Lawrence Codacovi*                           April 15, 2003
--------------------------------------------
    (Lawrence Codacovi, Chairman)


       By /s/ Eugene Sekulow*                             April 15, 2003
--------------------------------------------
   (Eugene Sekulow, Vice Chairman)


       By /s/ Sheldon Kamins*                             April 15, 2003
--------------------------------------------
     (Sheldon Kamins, Director)


        By /s/ Robert Stuart*                             April 15, 2003
--------------------------------------------
      (Robert Stuart, Director)


*By: Charlie Rodriguez
     ---------------------------------------
     Attorney-In-Fact

                                  CERTIFICATION

         I, Carmine Taglialatela, Jr., Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of ePHONE Telecom, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 15, 2003

By:      /s/ Carmine Taglialatela, Jr., Chief Executive Officer
                           (Signature and Title)

                                  CERTIFICATION

         I, Charlie Rodriguez, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of ePHONE Telecom, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 15, 2003

By:      /s/ Charlie Rodriguez, Chief Financial Officer
                           (Signature and Title)

Index to Consolidated Financial Statements                                Page
--------------------------------------------------------------------------------


Report of Independent Certified Public Accountants...................    F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001.........    F-3

Consolidated Statements of Operations for the Two Years Ended
December 31, 2002 and 2001...........................................    F-4

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended December 31, 2002 and 2001.......................    F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002 and 2001...........................................    F-6

Notes to Consolidated Financial Statements...........................F-7 - F-17

Report of Independent Certified Public Accountants

Board of Directors and Stockholders
ePHONE Telecom, Inc.

We have audited the accompanying consolidated balance sheets of ePHONE Telecom, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ePHONE Telecom, Inc., as of December 31, 2002 and 2001, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced a significant decline in revenue since the phase out of its marketing agreement for its Unlimited Domestic Calling Program in the fourth quarter of 2002. This factor as discussed in Note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia
February 10, 2003

(Except for the third paragraph of Note 2, as to which the date is April 11, 2003.)

                              ePHONE Telecom, Inc.

                           Consolidated Balance Sheets



                                                                                              December 31,
                                                                                       2002                  2001
                                                                                -------------------- ---------------------

Current Assets:
   Cash and cash equivalents                                                    $        1,252,936  $            35,970
   Accounts receivable, net of allowance
     of $321,000 and $116,000 at December 31, 2002
     and 2001, respectively                                                                419,049              155,759
   Inventory                                                                               263,608               16,500
   Other receivables                                                                        86,789               65,481
                                                                                ------------------- --------------------

     Total Current Assets                                                                2,022,382              273,710

Property and equipment, net                                                              1,686,704            1,296,561

Other assets                                                                                68,043               18,043
                                                                                ------------------- --------------------

Total Assets                                                                    $        3,777,129  $         1,588,314
                                                                                ------------------- --------------------

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities:
   Accounts payable                                                             $          961,745  $           850,179
   Accrued liabilities                                                                   1,187,355              429,189
   Accrued obligation cost                                                                      --              225,576
   Deferred revenue                                                                        278,956              367,009
   Capital lease obligation, current portion                                                51,385               22,663
                                                                                ------------------- --------------------

     Total Current Liabilities                                                           2,479,441            1,894,616
                                                                                ------------------- --------------------

Capital lease obligation, net of current portion                                            15,626               15,839
Other long term obligation, net of current portion                                          52,500              142,500

Commitments and Contingencies                                                                   --                   --

Stockholders' Equity (Deficit):
   Common stock, par value $0.001:
     150,000,000 shares authorized, 38,084,994 and
     32,987,381 issued and outstanding at December 31, 2002
     and 2001, respectively.                                                                38,085               32,987
   Additional paid-in capital                                                           23,029,524           21,843,199
   Accumulated deficit                                                                (21,838,047)         (22,340,827)
                                                                                ------------------- --------------------

Total Stockholders' Equity (Deficit)                                                     1,229,562            (464,641)
                                                                                ------------------- --------------------

Total Liabilities and Stockholders' Equity (Deficit)                            $        3,777,129  $         1,588,314
                                                                                ------------------- --------------------

See accompanying notes to consolidated financial statements
                              ePHONE Telecom, Inc.

                      Consolidated Statements of Operations




                                                                                        Years Ended December 31,
                                                                                         2002                 2001
                                                                                 ----------------- --------------------
Revenues                                                                         $     19,221,928  $         3,589,840
Cost of Revenues                                                                        9,696,392            2,501,033
                                                                                 ----------------- --------------------

Gross Margin                                                                            9,525,536            1,088,807

   Operating expenses
     Sales and marketing                                                                1,256,932            1,212,026
     General and administrative                                                         6,384,891            5,607,375
     Write off of Array Telecom license and the disposal of
      obsolete inventory and equipment net                                                     --            1,188,383
                                                                                 ----------------- --------------------

Operating income (loss) before arbitration cost                                         1,883,713          (6,918,977)

Arbitration cost                                                                        1,374,425              225,576
                                                                                 ----------------- --------------------

Income (loss) from operations                                                             509,288          (7,144,553)

Interest and other (income), net                                                            6,508            (123,424)
                                                                                 ----------------- --------------------

Earnings (loss) before taxes                                                              502,780          (7,021,129)

Income tax expense                                                                             --                   --
                                                                                 ----------------- --------------------

Net Income (Loss)                                                                $        502,780  $       (7,021,129)

Earnings (loss) per share--(basic and diluted)                                   $           0.01  $            (0.28)
                                                                                 ----------------- --------------------

Weighted average number of common
   shares outstanding                                                                   36,251,792         24,910,425

           See accompanying notes to consolidated financial statements
                              ePHONE Telecom, Inc.

            Consolidated Statements of Stockholders' Equity (Deficit)




                                                                               Accumulated
                                      Common Shares          Additional          Other
                               -------------------------       Paid-In        Comprehensive       Accumulated
                                 Shares        Amount          Capital        Income (Loss)         Deficit             Total
                              -------------   ----------   ---------------  -----------------   ---------------   ----------------

Balance, December 31, 2000      17,453,848 $     17,454 $      21,204,687 $           22,221 $    (15,319,698) $        5,924,664
Stock options issued in
   exchange for services                --           --            90,545                 --                --             90,545
   Common stock issued in
legal settlement                   500,000          500           109,500                 --                --            110,000
Common stock issued in
exchange for services              748,973          749           147,466                 --                --            148,215
Proceeds from issuance
of common stock                    848,243          848           304,437                 --                --            305,285
Conversion of Special Warrants  13,436,317       13,436          (13,436)                 --                --                 --
   Net Loss                             --           --                --                 --       (7,021,129)        (7,021,129)
Change in unrealized gain               --           --                --           (22,221)                --           (22,221)
                                                                                                                         --------
Total comprehensive loss                --           --                --                 --                --        (7,043,350)
                              -------------   ----------   ---------------  -----------------   ---------------   ----------------

Balance, December 31, 2001      32,987,381 $     32,987 $      21,843,199 $               -- $    (22,340,827) $        (464,641)
Stock issued for services          289,000          289            61,426                 --                --             61,715
Stock options issued to
   consultant for services              --           --            37,056                 --                --             37,056
Exercise of warrants for cash    3,448,913        3,449           686,334                 --                --            689,783
Exercise of employee stock
   options for cash              1,359,700        1,360           401,509                 --                --            402,869
   Net Income                           --           --                --                 --           502,780            502,780
                              -------------   ----------   ---------------  -----------------   ---------------   ----------------

Balance, December 31, 2002      38,084,994 $     38,085 $      23,029,524 $               -- $    (21,838,047) $        1,229,562
                              =============   ==========   ===============  =================   ===============   ================


See accompanying notes to consolidated financial statements
                              ePHONE Telecom, Inc.

                      Consolidated Statements of Cash Flows


                                                                                Years Ended December 31,
                                                                                2002                  2001
                                                                       ------------------- ----------------------

Cash Flows from Operating Activities:
   Net income (loss)                                                   $          502,780  $         (7,021,129)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
       Depreciation and amortization                                              345,655                785,575
       Stock compensation issued for services rendered                             98,771                258,215
       Stock option benefits charged to operations                                     --                 90,545
       Allowance for returns and uncollectible accounts receivable                205,000                116,405
       Write down of investment in ePHONE Technologies, Inc.                           --                184,000
       Write off of Array Telecom license and the disposal of                                          1,188,383
         obsolete inventory and equipment
       Deferred royalty expense                                                        --                193,334
       Inventory reserve                                                               --                108,900
       Realized gain                                                                   --               (45,470)
       Changes in operating assets and liabilities:
         Accounts receivable and other receivables                              (633,489)              (135,661)
         Inventory                                                              (247,108)                 78,175
         Other assets                                                            (50,000)                 85,500
         Accounts payable                                                         111,566                540,921
         Accrued liabilities                                                      758,166              (371,979)
         Accrued obligation cost                                                (225,576)                     --
         Deferred revenue                                                          55,838                223,118
         Customer deposits                                                             --               (25,853)
                                                                       ------------------- ----------------------

Net cash flows provided by (used in) operating activities                         921,603            (3,747,021)

Cash flows from investing activities:
   Purchase of fixed assets                                                     (663,563)              (813,857)
   Purchase of marketable securities                                                   --              2,194,157
   Deposit to restricted cash, net                                                     --                579,435
                                                                       ------------------- ----------------------

Net cash flows (used in) provided by investing activities                       (663,563)              1,959,735

Cash flows provided by financing activities:
   Proceeds received from exercise of warrants                                    689,783                305,285
   Proceeds received from exercise of employee stock options                      402,869                     --
   Repayments on long-term obligation                                            (90,000)                     --
   Repayments on capital lease                                                   (43,726)                (8,007)
                                                                       ------------------- ----------------------

Net cash flows provided by financing activities                                   958,926                297,278
                                                                       ------------------- ----------------------

Net increase (decrease) in cash and cash equivalents                            1,216,966            (1,490,008)

Cash and cash equivalents, beginning of year                                       35,970              1,525,978
                                                                       ------------------- ----------------------

Cash and cash equivalents, end of year                                 $        1,252,936  $              35,970
                                                                       ------------------- ----------------------


See accompanying notes to consolidated financial statements
                                       F-6

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


During the fourth quarter of 2002, the Company began offering telecommunication services to retail customers in Canada through its wholly-owned subsidiary, ePHONE Telecom, Canada.


PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions and balances are eliminated upon consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about amounts that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE INFORMATION

The estimated fair value of the Company's financial instruments, which include cash, receivables, accounts payable, and long term payables reported in the balance sheet, approximate their carrying value given the their short maturities. The carrying value of long-term payables approximates its fair value since interest on the debt is at market rate.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

SUPPLEMENTAL CASH FLOW INFORMATION AND NON CASH INVESTING AND FINANCING
ACTIVITIES

For the years ended December 31, 2002 and 2001, we paid no income taxes or interest. During the years ended December 31, 2002 and 2001, we entered into capital lease obligations for property and equipment totaling $72,235 and $46,509, respectively.

INVENTORY

Inventory consists primarily of e-TRANS-PORT devices held for resale and is stated at the lower of cost, utilizing the weighted average method, or market.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally 5 to 7 years. ___ Equipment leased under capital leases is stated at the present value of future lease obligations and is amortized over estimated useful lives. Routine repairs and maintenance are expensed as incurred.

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the expected future net cash flows generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2001, our analyses indicated that there was an impairment of the long lived assets associated with the Array Telecom License, as described in
Note 7, and our investment in ePHONE Tech, as described in Note 3. There were no such impairments during 2002.

REVENUE RECOGNITION

We recognize telecommunication services revenues over the period services are provided. Monthly recurring telecommunications services are billed in advance and any portion of our services that is billed for which we have not yet provided services is recorded as deferred revenue. We establish an allowance for doubtful accounts based upon factors, which include historical trends and other information.

STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Stock Compensation - Transition and Disclosure". Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our common stock and the exercise price.

The following table illustrates the effect on net income (loss) and net income
(loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the years ended December 31:

                                                                                 2002             2001
                                                                             -------------  --------------
   Net income (loss)
            As reported:                                                     $     502,780  $   (7,021,129)
            Less total stock-based compensation expense
   determined under fair value-based method for all awards, net  of
   related tax effects                                                            (234,603)       (702,942)
                                                                             -------------  --------------

            Pro forma                                                        $     268,177  $   (7,724,071)
                                                                             =============  ==============

   Net income (loss), basic and diluted
            As reported                                                      $       $0.01  $        (0.28)
            Pro forma                                                        $       $0.01  $        (0.31)

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

NET INCOME (LOSS) PER SHARE

We report basic and diluted income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the years ended December 31, 2002 and 2001, options and warrants to purchase 4,864,916 and 24,661,540 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have a material impact on our financial position or results of operations.

Also in August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets for Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 will have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. The Company is currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation.

RECLASSIFICATIONS

Certain 2001 balances and disclosures have been reclassified to conform to the 2002 presentation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business and the continuation of the Company as a going concern. Fiscal year 2002 represented our first profitable year. Prior to 2002, we had incurred losses since inception and at December 31, 2002 had accumulated a deficit of $21,838,000. We have funded our operations, prior to the successful launch of our Unlimited Domestic Calling Program leading to a profitable 2002, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001, and from limited equipment sales. We do not currently have a line of credit or any other credit facility available to us.

In the fourth quarter of 2002, we phased out our marketing arrangement with the telemarketer of our Unlimited Domestic Calling Program. As a result, we experienced a very significant decline in revenues from our Unlimited Domestic Calling Program when compared to earlier in 2002. During the three months ended March 31, 2003, we generated only $60,000. (unaudited) in revenue from our Unlimited Domestic Program. Even though we have entered into new marketing agreements with new telemarketers, we can give no assurances that our revenue levels will grow to equal or exceed those we previously experienced. Revenues during 2002 from our Unlimited Domestic Calling Program totaled approximately $16,870,000 or 88% of our total revenue. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry.

In April 2003, the Company was informed by the Federal Trade Commission that they have commenced a non-public investigation relating to whether the form of payment authorization which the Company received from customers who purchased its Unlimited Domestic Calling Program complied with the requirements of the Electronic Fund Transfer Act and its implementing Regulation E. Management believes that at this stage it is too early to determine whether the investigation will result in a loss to the Company or to estimate the amount of such loss, if any.

The Company continues to earn revenues for its wholesale traffic and its other retail programs, including prepaid calling cards it sells in both the United States and Canada. It has entered into new telemarketing agreements with several new telemarketing organizations and is reorganizing its subscription fulfillment and collection procedures. The Company has also undertaken expense reduction actions during 2003, reducing head count and non-operational costs. Management believes that, even though it continues to provide both wholesale and retail services to customers, with the decline in the Unlimited Domestic Calling Program it needs to raise additional funding in the short term in order to provide for needed working capital and for marketing efforts related to the introduction of new products, including etrans-port. We are currently seeking additional investment capital and believe that without additional investment capital we will not have sufficient cash to fund our current activities, and as such, may not be able to continue operating.

Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2001 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $68,000, respectively.

During the year ended December 31, 2001, we paid $248,000 to ePHONE Technologies, Inc., a company we hold a 20% equity interest in, for consulting services. At December 31, 2001, we recognized an impairment write-down of substantially all of the remaining carrying value of this investment. The write-down totaled $184,000 and is recorded as general and administrative expense in the Statement of Operations at December 31, 2001. The remaining carrying value of this investment is $1,000 and is recorded as a non-current other asset at December 31, 2002 and 2001.

During 2001, we also paid $25,000 in consulting fees to one of our officers, and paid $100,000, as provided for in a Service and Deployment Agreement to 7bridge Systems, LTD, a company in which both our former Chairman of the Board and Chief Financial Officer have an interest in.

NOTE 4 - PROPERTY AND EQUIPMENT AND CAPITAL LEASE OBLIGATION

Property and equipment consisted of the following:

                                                          December 31,
                                                ------------------------------
                                                   2002                2001
                                                ---------------    -----------
Computer equipment........................      $  220,645          $  198,785
Furniture and fixtures....................         340,986             340,986
Telecommunications equipment..............         939,682             322,303
Other equipment...........................         807,579             711,022
                                                ----------          ----------
                                                 2,308,892           1,573,096
Less: accumulated depreciation............        (622,188)           (276,535)
                                                -----------         ----------
Property and equipment, net...............      $1,686,704          $1,296,561
                                                ==========          ==========

At December 31, 2002 and 2001, property and equipment includes capitalized lease assets of $118,744 and $46,509 and accumulated depreciation on capitalized lease assets of $25,123 and $7,306, respectively. Payments for the capital lease obligation by fiscal year are as follows:

Year ending December 31,

2003.................................................             $    60,676
2004.................................................                  15,736
                                                                  -----------
Total gross payments..............................                     76,412
Less amount representing interest...............                       (8,951)
                                                                  -----------
                                                                       67,461
Less current portion...............................                   (51,835)
                                                                  -----------
Long-term portion of capitalized lease obligation                 $    15,626
                                                                  ===========

Depreciation expense (including depreciation on the capitalized lease asset during 2001) was $345,655 and $230,928 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - ACCRUED LIABILITIES AND LONG TERM OBLIGATION

Accrued expenses consist of the following:

                                                          December 31,
                                                ------------------------------
                                                    2002              2001
                                                -------------      -----------
Accrued vacation..........................      $      72,257      $    32,411
Accrued compensation......................            631,457           35,443
Accrued legal fees........................             50,000          147,300
Other.....................................            433,641          214,035
                                                    ---------          -------

                                                $   1,187,355      $   429,189
                                                    =========          =======

During 2001 we were involved in arbitration, resulting from the termination of our former President and Chief Operating Officer, Mr. Charles Yang. On March 23, 2001, we entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") to resolve all claims and disputes between ePHONE and Mr. Yang, including all claims relating to Mr. Yang's employment by and separation from ePHONE. Pursuant to the terms of the Settlement Agreement, we agreed to pay Mr. Yang $400,000 in cash installments by July 23, 2001, and issue Mr. Yang 400,000 shares of our common stock as further described in Note 9. We had previously accrued $300,000 during 1999, and the additional $100,000 liability related to the settlement was accrued during the year ended December 31, 2001.

We did not make the required cash payments by July 23, 2001 and the balance due Mr. Yang was $150,000 at December 31, 2001. Effective January 29, 2002, we entered into a Modification Agreement of the original Settlement Agreement and were required to issue Mr. Yang an additional 100,000 shares of our common stock, as further described in Note 9, and pay an additional $75,000, which was recorded as a general and administrative expense as of December 31, 2001. The total amount due Mr. Yang of $225,000 began being repaid in February 2002 in 30 monthly installments of $7,500. The remaining payments due to Mr. Yang by fiscal year are as follows:

Year ending December 31,

2003................................................        $    90,000
2004................................................             52,500
                                                                 ------
                                                                142,500

Current portion included in accrued liabilities                 (90,000)
                                                             ----------
Long-term obligation.............................           $    52,500
                                                             ==========

NOTE 6 - STOCKHOLDERS' EQUITY

COMMON STOCK

Beginning in November 1999 and ending in February 2000, we sold a total of 1,350,000 "units" for $0.75 a unit to investors outside the United States pursuant to Regulation S under the Securities Act of 1933, as amended (referred to herein as the Securities Act). Each "unit" consisted of one share of our common stock and one warrant to purchase an additional share of common stock at $1.25. On September 12, 2001, our Board of Directors approved a resolution to reduce the exercise price of the warrant included with each unit to $0.35 and effective February 23, 2002, further reduced the exercise price to $0.20 to reflect the market price and provide an inducement for the warrant holders to exercise the warrants. During the year ended December 31, 2001, investors exercised warrants for the purchase of 848,243 shares with proceeds totaling $296,885. During December 2001, we also received $8,400 for the exercise of warrants for which shares of common stock were issued in 2002. The remaining warrants expired March 30, 2002.

On March 23, 2001, we entered into a Settlement Agreement with Charles Yang, which was subsequently modified in January 2002 as described in Note 8. In accordance with the Settlement Agreement and subsequent Modification Agreement, we issued a total of 500,000 shares of our common stock to Mr. Yang. The fair value of these shares totaled $110,000 and was recorded as non-cash compensation expense as of December 31, 2001.

During August 2001, 13,436,317 Special Warrants were converted into 13,436,317 shares of our common stock as described under Special Warrants below.

During October and November 2001, we issued 200,000 shares of our common stock to a consultant who provided marketing and business development services to ePHONE. We issued this same consultant 200,000 additional shares of our common stock during 2002 as further described under non-employee stock compensation below.

During November 2001, we issued 500,000 shares of our common stock to PITRFA, Inc., a marketing and distribution company, as further described under non-employee stock compensation below.

During February 2002, we negotiated a settlement agreement with a former consultant in which we were required to issue 10,000 shares of common stock in exchange for past services rendered. The fair value of the common stock was $2,200 and is recorded as general and administrative expense as of December 31, 2001.

During March 2002, we issued 3,448,913 shares of our common stock for the exercise of stock purchase warrants as further described under Special Warrants.

Also during March 2002, we issued 89,000 shares of our common stock to consultants and two members of our Board of Directors. The fair value of the shares totaled $23,000 and was recorded based upon the market price of the stock on the date of issuance.

During 2002, we issued 1,106,500 shares of our common stock for the exercise of 1,106,500 stock options by our CEO and CFO at exercise prices ranging from $0.20 to $0.35 per share with proceeds to the company totaling $321,000. Six board members also exercised options to purchase 253,200 shares of our common stock at exercise prices ranging from $0.20 to $0.35 with the proceeds totaling $81,000.

SPECIAL WARRANTS

In early 2000, we sold a total of 13,780,837 special warrants to investors outside of the United States pursuant to Regulation S under the Securities Act. Each special warrant was purchased for $1.10, and each special warrant when exercised entitled the holder to one share of common stock for no additional consideration and one purchase warrant to purchase an additional share of common stock for $1.60. Holders of special warrants were originally entitled to receive up to 13,780,837 shares of common stock in the aggregate upon exercise of the special warrants and up to an additional 13,780,837 shares of common stock in the aggregate upon exercise of the purchase warrants. The purchase warrants expired on March 30, 2002.

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

On August 13, 2001 final receipts from the regulators of the British Colombia, Alberta, Ontario and Quebec provinces in Canada were received for the registration prospectus dated August 7, 2001. Each Special Warrant was then deemed converted, as provided for in the special warrant agreement, into one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.60 per share expiring on March 30, 2002. Upon exercise of the special warrants, taking into consideration the exercise of Redemption Rights by all the investors, and the issuance of additional shares of our common stock equal to 10% of the special warrant holders initial investment, we issued a total of 13,436,317 shares of common stock and stock purchase warrants for the purchase of up to 13,436,317 shares of our common stock for $1.60 per share to these investors. On September 26, 2001, our Board of Directors approved a resolution to reduce the price of the stock purchase warrants to $0.35 and effective February 23, 2002 further reduced the exercise price to $0.20 to reflect the market price and provide an inducement for the warrant holders to exercise the warrants. Proceeds from the Special Warrant offering totaled $12,149,571, net of $1,114,485 in offering costs and $1,894,865 returned to shareholders upon the exercise of their Redemption Right.

In March 2002, the Company received approximately $690,000 for the exercise of the stock purchase warrants issued in connection with the Special Warrants for the purchase of 3,450,000 shares of common stock. On March 31, 2002, the remaining warrants for the purchase of 9,115,000 shares of common stock expired unexercised.

NON-EMPLOYEE STOCK COMPENSATION ISSUED IN EXCHANGE FOR SERVICES RECEIVED

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

During 2001, we issued 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock to a consultant as consideration for marketing and business development consulting services rendered. The fair value of these shares of common stock totaled $49,000 and is recorded as general and administrative expense as of December 31, 2001. The options have an exercise price of $0.50 and vest immediately. The fair value associated with these options was $48,045 and is recorded as non-cash compensation expense during the year ended December 31, 2001. During 2002, we issued this consultant an additional 200,000 shares of our common stock and 200,000 options to purchase shares of our common stock with terms similar to the options issued in 2001. The fair value of the shares and options was $38,800 and $37,056, respectively, and is recorded as general and administrative expense during the year-ended December 31, 2002.

On November 29, 2001, we entered into an exclusive Marketing and Distribution Agreement "Agreement" with PITRFA Inc., a Florida based sales, marketing and distribution company. As defined in the agreement, PITRFA was to market and distribute ePHONE's prepaid 1+ long distance service for a period of three years. Upon signing the Agreement, we issued PITRFA 500,000 shares of our common stock. The fair value associated with these shares of common stock totaled $97,015 and is recorded as general and administrative expense during the year ended December 31, 2001. This agreement was mutually terminated during 2002.

The following table summarizes information for non-employee stock options and stock purchase warrants granted for services, and issued in connection with private placements we have completed:

                                       Year Ended December 31, 2002                  Year Ended December 31, 2001
                              ----------------------------------------------- -------------------------------------------
                                                     Weighted Average Price                           Weighted Average
                                Number of Shares           Per Share            Number of Shares      Price Per Share
Beginning balance........            17,423,758              $0.42                    4,385,684              $0.91
Granted (including Special
Warrant Conversion in 2001)
                                        200,000              $0.50                   13,886,317              $0.35
Exercised................            (3,448,913)             $0.20                     (848,243)             $0.35
Cancelled................           (13,524,845)             $0.44                           --                 --
                                   -------------    --------------                 ------------             ------
Ending balance...........               650,000              $0.50                   17,423,758              $0.42
                                   ============     ==============                 ============              =====

EMPLOYEE STOCK COMPENSATION

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

On November 15, 2002 our Board of Directors approved resolutions to reduce from $0.35 to $0.20 the exercise price of 586,500 stock options held by certain Board members and executive officers and to accelerate the vesting period of 581,667 stock options held by certain executive officers and a former executive officer.

On various dates during 2002, Management accelerated the vesting on 224,449 stock options held by certain employees.

Since the modifications, we have accounted for these options using variable accounting. We have not recorded any compensation expense in connection with these modifications since the new exercise price has been higher than or equal to the market price.

The following table summarizes information concerning our stock options:

                                                               Years Ended December 31,
                              -------------------------------------------------------------------------------------------
                                                   2002                                          2001
                              ----------------------------------------------- -------------------------------------------
                                Number of Shares     Weighted Average Price     Number of Shares      Weighted Average
                                                           Per Share                                  Price Per Share
Beginning balance........             7,197,782              $0.40                    5,268,963              $0.81
Granted..................             1,310,000               0.34                    5,713,333               0.41
Exercised................            (1,359,700)              0.28                           --                 --
Cancelled................            (2,933,166)              0.37                   (3,784,244)              0.90
                                     -----------              ----                 -------------             -----
Ending balance...........             4,214,916              $0.42                    7,197,782              $0.40
                                   ============              =====                 ============              =====

The following table summarizes information about stock options issued to employees, outstanding at December 31, 2002:

                                        Options Outstanding                              Options Exercisable
 Range of Exercise        Number of       Weighted-Average   Weighted-Average   Number Exercisable  Weighted-Average
       Prices            Outstanding         Remaining        Exercise Price                         Exercise Price
                                          Contractual Life
                      ------------------ ------------------- ------------------ ------------------- ------------------
$0.20 - $0.35                 3,228,800         8.08               $0.35                 2,815,800        $0.35
$0.50 - $0.50                   661,667         5.97               $0.50                   423,331        $0.50
$0.60 - $1.09                   196,449         7.38               $1.09                   196,449        $1.09
$1.19 - $1.59                    28,000         7.55               $1.44                    28,000        $1.44
                              ---------         ----               -----                 ---------        -----
                              4,214,916         7.71               $0.42                 3,463,580        $0.42
                              =========         ====               =====                 =========        =====

SFAS No. 123 requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as disclosed in Note 2. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option-pricing models. These models require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated value. The Company's 2002 and 2001 fair value calculation for pro forma purposes was made using the Black-Scholes option-pricing model with the following assumptions:

The weighted-average fair values of each option at the date of grant for 2002 and 2001 was $0.19 and $0.16, respectively, and were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 2002 and 2001: dividend yield of 0%; expected volatility of 130% in 2002 and 150% in 2001; risk-free interest rate of 3.36% in 2002 and 4.08% in 2001; and expected lives of 3 years.

NOTE 7 - COMDIAL ARBITRATION SETTLEMENT AND IMPAIRMENT CHARGE

During the third quarter of 2001, we filed for arbitration against Comdial seeking rescission of the Array Telecom License Agreement, return of the $2.65 million paid to Comdial, and compensatory and punitive damages of $10,000,000 due to what we believe were violations by Comdial of the Array Telecom License Agreement. Comdial initially responded to our arbitration demand with a counterclaim seeking relief from all of our claims and the payment of $215,000 in accrued royalties plus interest. Subsequently, Comdial added an additional counterclaim alleging that the agreement was still valid and sought the value of the future royalty payments which were to be made under the agreement. We gave back the licensed products to Comdial, and consequently, did not believe that we had an obligation for any additional future royalties based upon the use of the licensed products. We also discontinued use of the Array Telecom technology and therefore, wrote off the remaining balance of the Array Telecom License. The net impairment charge of $1,188,383 was reflected in the accompanying financial statements as of December 31, 2001.

On August 27, 2002, the American Arbitration Association (AAA) rejected the Company's claim against Comdial and awarded damages to Comdial on its counter claim in the amount of $1,730,903 and $38,192 in administrative fees. The Company had attempted to have the award reconsidered by the AAA and to have the award vacated by the circuit court for the county of Fairfax, Virginia. Both of these efforts were unsuccessful. Hence, on November 13th the Company agreed to settle the issue and pay to Comdial $1,600,000. Management believes this avoided a very costly and lengthy appeals process with no guarantee of success and will enable the Company to focus on its operations. This charge of $1,374,425 is reflected in the accompanying financial statements as of December 31, 2002, net of approximately $226,000 of arbitration cost accrued in 2001.

NOTE 8 - COMMITMENTS

Herndon Office Lease

The following is a schedule of the future payments with respect to our Herndon, Virginia non-cancelable office lease:


Year Ending December 31,
2003.......................................    $  184,372
2004.......................................        62,060
                                                   ------

Total future minimum payments......            $  246,432
                                                  =======


Rent expense was $196,488 and $165,258 for the years ended December 31, 2002 and 2001, respectively.

As described in Note 2, the Company has been informed by the Federal Trade Commission that they have commenced a non-public investigation relating to the form of payment authorization for the Unlimited Domestic Calling Program.

NOTE 9 - INCOME TAXES

No provision for US federal or state income taxes have been recorded in any period due to our net operating loss carry forward

Deferred income taxes reflect the net effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax assets for federal and state income taxes are as follows:

Income Taxes

                                                  2002            2001
                                                  ----            ----
Deferred income tax assets (liabilities):
   Book basis in property over tax basis       $   (191,000)     $        --
   Investment writedown                             343,000          343,000
   Non-cash compensation                            557,000          543,000
   Net operating loss carryforward                6,334,000        6,407,000
   Other                                            234,000           46,000
                                                -----------      -----------

                                                  7,277,000        7,339,000
Valuation allowance                              (7,277,000)      (7,339,000)
                                                -----------      -----------

Net deferred tax asset                         $         --      $        --
                                                -----------      -----------


Reconciliation between actual tax expense and tax computed at the statutory Federal rate of 34 percent for 2002 and 2001 are as follows:

                                                     2002             2001
                                                  ---------------------------
     U.S. Federal Income tax rate at 34%        $   171,000     $  (2,387,000)
     State taxes, net of federal tax benefit         25,000          (351,000)
     Change in valuation allowance                  (62,000)        2,845,000
     Expenses not deductible for tax purposes         7,000            12,000
     Adjustment for prior year taxes               (141,000)         (119,000)
                                                  ---------------------------

     Income tax provision (benefit)             $       --      $          --
                                                  ---------------------------

Realization of deferred tax assets is dependent upon future earnings, if any. We have recorded a full valuation allowance against our deferred tax assets since we believe it is more likely than not that these assets will not be realized. No income tax benefit has been recorded for all periods presented because of the valuation allowance.


At December 31, 2002, we have available, for U.S. income tax purposes, net operating loss carryforwards of approximately $16,240,000 which can be used to offset future taxable income through 2019. There can be no assurance that we will realize the benefit of the net operating loss carryforward. In addition, our utilization of our net operating loss carryforward may be limited pursuant to Internal Revenue Code Section 382, due to cumulative changes in ownership in excess of 50% within a three year period.