Form 10QSB
period 2003-03-31
EPHONE TELECOM INC
filed 2003-05-20
CIK 1085082

United States

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                   FORM 10-QSB

 (MARK ONE)
       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

       |_|        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF EXCHANGE ACT
                        Commission File Number 000-27699

                              ePHONE Telecom, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Florida                                     98-0204749
            -------                                     ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                      Identification No.)


                              1145 Herndon Parkway
                          Herndon, Virginia 20170-5535
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (703) 787-7000
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No

As of March 31, 2003 there were 40,476,298 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes  |X|  No
                              ePHONE Telecom, INC.

                                   FORM 10-QSB

                                      INDEX

Part I - Financial Information                                                                       Page

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...............1

                  Consolidated Statements of Operations for the Three Months Ended

                      March 31, 2003 and 2002..........................................................2

                  Consolidated Statements of Cash Flows for the Three Months Ended

                      March 31, 2003 and 2002..........................................................3

                  Notes to Consolidated Financial Statements...........................................4

Item 2.           Management's Discussion and Analysis of Financial Condition

                  and Results of Operations............................................................8

Item 3.           Controls and Procedures.............................................................15



Part II - Other Information

Item 1.           Legal Proceedings...................................................................16

Item 2.           Changes in Securities and Use of Proceeds...........................................16

Item 3.           Defaults Upon Senior Securities.....................................................16

Item 4.           Submission of Matters to a Vote of Security Holders.................................16

Item 5.           Other Information...................................................................16

Item 6.           Exhibits and Reports on Form 8-K....................................................16

Signatures           .................................................................................17

Part I. -Financial Information

                              ePHONE Telecom, Inc.
                           Consolidated Balance Sheets

                                   (unaudited)

                                                                                   March 31,            December 31,
                                                                                      2003                  2002
                                                                              ----------------------------------------
Current Assets:

   Cash and cash equivalents                                                  $            155,444    $     1,252,936
   Accounts receivable, net of allowance for returns of $270,000 at March 31,
2003 and December 31, 2002.                                                                480,432            419,049
   Inventory                                                                               358,380            263,608
   Other receivables                                                                       149,819             86,789
                                                                                 ------------------  -----------------

     Total Current Assets                                                                1,144,075          2,022,382

Property and equipment, net                                                              1,590,597          1,686,704
Other assets                                                                                68,043             68,043
                                                                                 ------------------  -----------------



Total Assets                                                                  $          2,802,715   $      3,777,129
                                                                                 ==================  =================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:



   Accounts payable                                                           $          1,680,654   $        961,745
   Accrued liabilities                                                                     700,223          1,187,355
   Deferred revenue                                                                         68,098            278,956

   Promissory note payable, net of discount of $188,889                                     11,111                  -
   Capital lease obligation, current portion                                                44,857             51,385
                                                                                 ------------------  -----------------

     Total Current Liabilities                                                           2,504,943          2,479,441
                                                                                 ------------------  -----------------

Other long term obligation, net of current portion                                          46,772             68,126

Stockholders' Equity (Deficit):

   Common stock, par value $0.001:  150,000,000 shares authorized,
     40,476,298 and 38,084,994 issued and outstanding at March 31, 2003
      and December 31, 2002, respectively                                                   40,476             38,085

   Other Comprehensive Income                                                                6,203                  -
   Additional paid-in capital                                                           23,247,134         23,029,524
   Accumulated deficit                                                                (23,042,813)       (21,838,047)
                                                                                 ------------------  -----------------

Total Stockholders' Equity (Deficit)                                                       251,000          1,229,562
                                                                                 ------------------  -----------------



Total Liabilities and Stockholders' Equity (Deficit)                          $          2,802,715   $      3,777,129
                                                                                 ==================  =================


See accompanying notes to consolidated financial statements
                              ePHONE Telecom, Inc.

                      Consolidated Statements of Operations

                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                     2003                2002
                                                                                ----------------   -----------------

Revenues                                                                       $      2,090,735    $      4,061,823

Cost of Revenues                                                                      2,073,292           2,485,248
                                                                                ----------------   -----------------


Gross Margin                                                                             17,443           1,576,575

Operating expenses:

     Sales and Marketing                                                                280,181             200,408
     General and Administrative                                                         905,199           1,153,655
                                                                                ----------------   -----------------


Operating Income (Loss)                                                             (1,167,937)             222,512

Interest and Other (Income), net                                                         36,829               9,418
                                                                                ----------------   -----------------



Net Loss                                                                       $     (1,204,766)   $        213,094
                                                                                ================   =================




Earnings (loss) per share--(basic and diluted)                                  $         (0.03)   $           0.01
                                                                                ================   =================


Weighted average number of common shares outstanding                                 38,536,685          33,022,298
                                                                                ================   =================



See accompanying notes to consolidated financial statements
                              ePHONE Telecom, Inc.

                      Consolidated Statements of Cash Flows

                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                    2003                2002
                                                                             ------------------- -------------------
Cash Flows from Operating Activities:

   Net (loss) income                                                        $       (1,204,766) $           213,094
   Adjustments to reconcile net (loss) income to net cash flows from operating activities
       Depreciation and amortization                                                    105,547              72,622
       Amortization of debt discount                                                     11,111
       Stock issued for services rendered                                                20,000              37,715

       Allowance for returns                                                                  -              56,000
       Changes in operating assets and liabilities:
         Accounts receivable and other receivables                                    (124,413)               (891)
         Inventory                                                                     (94,772)              16,500
         Other assets                                                                                      (50,000)
         Accounts payable                                                               718,909           (111,633)
         Accrued liabilities                                                          (487,132)              52,755
         Deferred revenue                                                             (210,858)             196,885
                                                                             ------------------- -------------------
Net cash flows (used in) provided by operating activities                           (1,266,374)             483,047
                                                                             ------------------- -------------------

Cash flows from investing activities:

   Purchase of fixed assets                                                             (9,440)           (102,347)
                                                                             ------------------- -------------------
Net cash flows used in investing activities                                             (9,440)           (102,347)
                                                                             ------------------- -------------------
Cash flows provided by financing activities:

   Proceeds from exercise of warrants and options                                            -              301,389
   Repayments on long-term obligation                                                  (15,000)            (15,000)

   Repayment to related party                                                                -             (15,000)

   Proceeds from Bridge Loan                                                            200,000                  -
   Repayments on capital lease                                                         (12,881)             (5,187)
                                                                             ------------------- -------------------

Net cash flows provided by financing activities                                         172,119             266,202
                                                                             ------------------- -------------------


Effect of Exchange Rates on cash                                                          6,203                   -
                                                                             ------------------- -------------------
Net decrease (increase) in cash and cash equivalents                                (1,097,492)             646,902

Cash and cash equivalents, beginning of period                                        1,252,936              35,970
                                                                             ------------------- -------------------

Cash and cash equivalents, end of period                                    $           155,444 $           682,872
                                                                             ------------------- -------------------


See accompanying notes to consolidated financial statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

ePHONE Telecom, Inc. ("ePHONE") was incorporated in 1996 under the laws of the State of Florida, and is traded on the OTC Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "EPHO". The Company provides telecommunication services to retail and wholesale customers. The Company is a global telecommunications carrier providing a full complement of telecommunications services, including phone-to-phone, one-step dialing, using Voice over Internet Protocol ("VoIP") technology and adaptable to legacy and future technologies.

The Company has prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read together with the financial statements and notes in the Company's 2002 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which in our opinion are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

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

For the three months ended March 31, 2003, options and warrants to purchase 4,564,916 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price of all outstanding options and warrants exceed the average market price of our stock during this period.

Inventory

Inventory consists primarily of e-Trans-Port devices held for resale and is stated at the lower of cost, utilizing the weighted average method, or market.

Stock Based Compensation

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

The following table illustrates the effect on net income (loss) and net income
(loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the three month periods ended March 31:

                                                                             2003              2002
                                                                        --------------    ---------------
 Net income (loss)
    As reported:                                                       $(1,204,766)      $     213,094

     Less total stock-based compensation expense
          determined under fair value-based method for
          all awards                                                        (79,500)            (79,500)
                                                                        --------------    ---------------
     Pro forma                                                           (1,284,266)            133,594
                                                                        ==============    ===============

Net income (loss) per share, basic and diluted
     As reported                                                        $     (0.03)      $        0.01
     Pro forma                                                          $     (0.03)      $       (0.00)

The Company accounts for non-employee stock-based awards in which services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measured. The Company determined the value of stock grants made to both employees and non-employees based on the quoted market price of our common stock on the date of grant.

Operations

As shown in the accompanying unaudited consolidated financial statements the Company incurred a net loss for the three months ended March 31, 2003 of $1,204,766 and since our inception we have an accumulated deficit of approximately $23,000,000.

We are currently experiencing a significant shortage of working capital. On March 13, 2003, we received $200,000 from a private investment group under a 9% short-term promissory note agreement. This note is due in December 2003. The agreement also required that we issue to this private investment group unregistered shares of our common stock equal to the face amount of the note. Based on the market price, we issued 2,173,913 shares of our common stock to this group.

On May 6, 2003, we entered into a non-binding letter of intent with Champion Teleport, Inc. ("Champion") under which we would merge with Champion, with the Champion shareholders receiving 99,641,757 shares of our common stock. This will cause significant dilution to our current shareholders. Management and the Board of Directors believes that due to the Company's current financial condition, this transaction will be in the best interest of the current shareholders of the Company. The Company has received $200,000 from Champion under a 9% convertible secured promissory note due in September 2003. This note is convertible into 13,333,333 shares of our common stock. (Exhibit 10.7)

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets, and the satisfaction of liabilities in the normal course of business. Our auditors have included in their Report of Independent Certified Public Accountants, dated February 10, 2003 (except for the third paragraph of Note 2, as to which the date is April 11, 2003), a fourth (explanatory) paragraph drawing attention to factors that raise substantial doubt about our ability to continue as a going concern.

In the fourth quarter of 2002, we phased out our marketing agreement with our Unlimited Domestic Calling Program telemarketer. As a result, we experienced a decline in revenues from our Unlimited Domestic Calling Program when compared to earlier in 2002. During the three months ended March 31, 2003, we generated $73,000 in revenue from our Unlimited Domestic Program compared to $2,990,000 and $16,870,000 of revenue generated under this program during the three month period ended December 31, 2002 and for the year ended December 31, 2002, respectively.

The Company has entered into new a telemarketing agreement with a new telemarketing organization and is actively seeking new telemarketing agreements. The Company has reorganized its subscription fulfillment and collection procedures.

The Company has undertaken significant expense reduction actions during 2003. We have reduced head count by 60% and senior management salaries have been reduced by 20%. The company has also reduced and deleted other non-operational costs. While the Chief Executive and Chief Financial Officers had earned a $200,000 bonus collectively which was accrued on the 2002 10-K, they have forgone payment of this bonus. The expense has been reversed in this quarter and the bonus will not be paid. The company is continuing to evaluate other cost reductions to increase efficiency in the day-to-day operations.

Despite our cost cutting and other efforts described above, our cash shortage has caused revenues for the 3 months ending June 30, 2003 to run behind the 3 months ending March 31, 2003.

Management believes that, even though it continues to provide both wholesale and retail services to customers and has taken drastic cost cutting actions during 2003, that with the decline in our Unlimited Domestic Calling Program it needs to raise additional funding in the short term in order to provide for needed working capital and for marketing efforts related to the introduction of new products, including e-TRANSPORT. The Company is currently seeking additional investment capital and has signed a non-binding letter of intent to merge as described above. The Company believes that without additional investment capital it will not have sufficient cash to fund our current activities, and as such, may not be able to continue operating. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2003 we did not incur any related party transactions. During the three months ended March 31, 2002 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $15,000. The 2002 expense represents the fair value of 66,668 shares of our common stock issued in lieu of cash payments.

NOTE 3 - ACCRUED LIABILITIES

Accrued expenses consist of the following at March 31, 2003 and December 31, 2002:

                                                  2003             2002
                                                --------       ----------
Accrued vacation                                  52,402       $   72,257
Accrued compensation                             240,232          631,457
Accrued legal fees                                25,000           50,000
Other                                            382,589          433,641
                                                ---------      -----------

                                                 700,223       $1,187,355
                                                =========      ===========


NOTE 5 - PROMISSORY NOTE PAYABLE

On March 13, 2003, the Company entered into a promissory note agreement for $200,000 in order to meet its working capital needs. This promissory note bears interest at 9%, with principal and accrued interest due on December 13, 2003. The Company also issued to the note holder 2,173,913 shares of its common stock. The shares of common stock had a fair market value on the date of issuance of $200,000. The Company has recorded the fair value of the shares of common stock as a discount to the promissory note and is recognizing the discount as additional interest expense over the life of the promissory note. The Company recognized $11,111 of the discount during the three months ended March 31, 2003.

NOTE 6 - STOCKHOLDERS' EQUITY

On March 13, 2003, the Company entered into a promissory note agreement for $200,000 in order to meet its working capital needs. This promissory note bears interest at 9%, with principal and accrued interest due on December 13, 2003. The Company also issued to the note holder 2,173,913 shares of its common stock as additional incentive for the note holder to lend the funds to the Company. The shares of common stock had a fair market value on the date of issuance of $200,000. Pursuant to the broker agreement, the agent of record received a commission of 217,913 shares of common stock. These shares of common stock had a fair market value on the date of issuance of $20,000.

On May 6, 2003, the Company and Champion entered into a letter of intent to merge Champion with and into a wholly-owned subsidiary of the Company. In connection with this proposed transaction, the Company would issue 99,641,757 shares of its common stock to the Champion shareholders in exchange for all of the issued and outstanding shares of Champion's capital stock. The transaction is subject to, among other things, the Company's receipt of a "Fairness Opinion" with respect to the transaction and the completion of due diligence by both parties. In addition, on May 6, 2003, Champion loaned the Company $200,000 pursuant to a 9% convertible secured promissory note ("Note") due on September 1, 2003. The Note is convertible into an aggregate of 13,333,333 shares of Company common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - SUBSEQUENT EVENTS

On May 6, 2003, the company and Champion entered into a letter of intent to merge Champion with and into a wholly-owned subsidiary of ePhone (the "Transaction"). In connection with the Transaction, ePhone will issue 99,641,757 shares of its common stock to the Champion shareholders in exchange for all of the issued and outstanding shares of Champion's capital stock.

The Transaction is subject to ePhone's receipt of a "Fairness Opinion" with respect to the Transaction and continued due diligence by both parties.

In addition, on May 6, 2003, Champion loaned $200,000 to ePhone pursuant to a 9% convertible secured promissory note ("Note") due on September 1, 2003. The Note is convertible into an aggregate of 13,333,333 shares of ePhone's common stock.

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

OVERVIEW

We are a provider of advanced Internet-based communications services. We offer domestic and international voice and other enhanced services that combine the flexibility and power of the Internet with the simplicity and ubiquity of a telephone. We are currently based in Herndon, Virginia, has a FCC 214 carrier-to-carrier and resale license, and other telephony licenses required to operate its domestic and international services.

During late 2002, we began providing retail and wholesale telecommunication services throughout Canada through its wholly-owned subsidiary, ePHONE Telecom, Canada.

Our strategy is to continue operations as a next generation global Voice over Internet Protocol ("VOIP") provider offering a full complement of telecommunications and data services utilizing the efficiency and reliability of new generation VOIP based telecommunication technologies.

This entails offering a full complement of telecommunications services, including a variety of retail services, wholesale arbitrage and data services, using VOIP technology over both the Internet and private leased circuits. Using a private Internet Protocol ("IP") network and the public Internet, we have developed the capability to provide voice and data transmission and other telephony features at high quality and low cost. Our growing international network allows us to capitalize on inexpensive wholesale termination rates, which can be further leveraged into retail products in order to increase overall margins.

We have developed a strategy that builds one element upon the other to decrease the Company's costs of providing service while increasing market penetration. We also employ a channel distribution model based on the development of partnerships both domestically and internationally. Our philosophy is to create and sustain ourselves as a facilities based marketing and sales oriented telecommunications company.

We believe we can differentiate ourself from the competition through innovative marketing approaches and techniques while utilizing state of the art technologies to provide a comprehensive array of competitive service offerings.

On May 6, 2003, we entered into a non-binding letter of intent with Champion to merge Champion with and into a wholly-owned subsidiary of ours. Should the proposed transaction be consummated as currently contemplated, we will issue 99,641,757 shares of its common stock to the Champion shareholders in exchange for all of the issued and outstanding shares of Champion's capital stock. This will result in significant dilution to our current shareholders. The proposed transaction is subject to receipt of a "Fairness Opinion" with respect to the transaction and completion of due diligence by both parties.

We believe that voice over Internet Protocol (VoIP) services are now forming a substantial part of the International Voice business, and recent moves by Cisco among other companies to develop and launch WiFi based VoIP handsets will create the momentum to move the conversion of Voice into IP packets to the customer's desk - potentially providing the full bypass of the local loop/RBOC infrastructure and giving fast agile companies the edge to gain significant market share in the entire retail voice business. WiFi is creating great interest but more importantly tremendous opportunities for those companies who already have in place VOIP and satellite networks. This is because WiFi is a technology with great capacity, but relatively low reach. Cost effective solutions require the delivery of the "backbone broadband connection" to small pockets of deployed antennas, covering an office park or residential development and the unique "broadcast" capability of satellite can deliver backbone services ( with VoIP) to many distinct deployments very cost effectively.

In the International market, especially in South America, Africa, Eastern Europe and the Middle East, there are many new companies taking opportunity of liberalizing market places. ePHONE and Champion can deliver a complete packaged solution to a new carrier in those markets, delivering a backbone IP connection for Internet services, carrying voice into and out of the country at very low cost. This integrated package will increase speed to market and give the new company a significant edge in increasing market share. Demand for such service packages delivered by satellite broadband connectivity is growing worldwide, and is especially popular in markets such as Africa and Latin America, where terrestrial and internet infrastructure is weak or non-existent and phone calling is cost prohibitive.

This integration of Voice, IP and Broadband Satellite provides ePHONE and Champion as a combined company the ability to demonstrate the innovation of the two companies and opens up numerous opportunities as we move forward in delivering quality products to the a global customer base. In this evolving market, ePHONE and Champion are uniquely well positioned to take advantage of their respective technologies to provide a host of innovative, reliable and affordable services to a broad customer base.

Results of Operations - Three months ended March 31, 2003 and 2002

Our net income (loss) and net income (loss) per share were ($1,205,000) and ($0.03) and $214,000 and $0.01 for the three months ended March 31, 2003 and 2002, respectively.

During the three months ended March 31, 2003, we experienced a significant overall decline in revenue. In the fourth quarter of 2002, we phased out our marketing arrangement with the telemarketer of our Unlimited Domestic Calling Program and entered into new marketing agreements with a new telemarketer. We can give no assurances that our Unlimited Domestic Calling Program revenue levels will grow to equal or exceed those we previously experienced.

As a direct result of the negotiations and placement of Cisco equipment in foreign countries, such as Guatemala, the Wholesale revenue increased significantly.

In December 2002, the Company, through it's wholly owned subsidiary, ePHONE Canada, Inc., implemented a new prepaid calling card program in the Canadian market. Because the program was relatively new to the market, the prepaid calling cards were competitively priced to gain market acceptance. Due to unforeseen technically difficulties the program resulted in negative margins. As a result, we designed and implemented an automated cost management system designed for the calling card industry.

During the end of the quarter, we commenced a program in the reduction of general and administrative selling and marketing costs. We reduced staff and instituted layoffs, which accelerated during April 2003. We have reduced head count by 60% and senior management salaries have been reduced by 20%.

Despite our cost cutting and other efforts described above, our cash shortage has caused revenues for the 3 months ending June 30, 2003 to run behind the 3 months ending March 31, 2003.

To meet short-term working capital requirements, we negotiated a $200,000 9% short-term promissory note. The terms of the note required the issuance of the same value of common shares as the note, which equated to a discounted market price of 2,173,913 commons shares.

On May 6, 2003, we entered into a non-binding letter of intent with Champion to merge Champion with and into a wholly-owned subsidiary of ours. Should the proposed transaction be consummated as currently contemplated, we will issue 99,641,757 shares of its common stock to the Champion shareholders in exchange for all of the issued and outstanding shares of Champion's capital stock. This will result in significant dilution to our current shareholders. The proposed transaction is subject receipt of a "Fairness Opinion" with respect to the transaction and completion of due diligence by both parties.

In addition, on May 6, 2003, Champion loaned us $200,000 pursuant to a 9% convertible secured promissory note ("Note") due on September 1, 2003. The Note is convertible into an aggregate of 13,333,333 shares of our common stock.

Revenues

Revenues decreased from $4,062,000 for the three months ended March 31, 2002 to $2,090,735 for the same period in 2003. The majority of the decrease is attributed to our "Unlimited Calling" Program. We generated approximately $73,000 in revenue from our Unlimited Domestic Program in the three months ended March 31, 2003 compared to revenue generated from this program for the three months ended March 31, 2002 totaling $3,738,000.

Through our wholly owned subsidiary, ePHONE Canada, Inc. we launched our new Canadian prepaid calling card program in late 2002. Due to unforeseen technically difficulties encountered in the startup of this program and competitive pricing to gain market acceptance the program generated negative margins during the three months ended March 31, 2003. Revenue from the Canadian calling card program for the three months ended March 31,2003 was $864,973 with a negative gross margin of 14.2%. Due to unforeseen technical difficulties the program resulted in negative margins. As a result, we designed and implemented an automated cost management system designed for the calling card industry and our margins increases significantly. The company is currently evaluating the Canadian market for profitability on a go forward basis.

The wholesale strategy, including placing equipment directly in foreign countries, such as Guatemala, resulted in revenue of $1,018,000 for the three months ended March 31, 2003, generating a positive gross margin of 10.9%. Due to the company's cash flow requirements, we anticipate that wholesale revenues will be reduced in the second quarter.

The prepaid calling card and wholesale traffic programs accounted for approximately 90% of our revenue for the three months ended March 31, 2003.

We engaged a new telemarketer and have reorganized subscription fulfillment and collection procedures related to its domestic unlimited calling program. While we remain hopeful that this program will once again generate a significant portion of our revenue, it is not experiencing the same level of growth as it had experienced in 2002.

As noted above, we have entered into a non-binding letter of intent under which the company will merge with Champion. We believe that integration of Voice, IP and Broadband Satellite provides ePHONE and Champion as a combined company the ability to demonstrate the innovation of the two companies and opens up numerous opportunities as we move forward in delivering quality products to the a global customer base. In this evolving market, ePHONE and Champion are uniquely well positioned to take advantage of their respective technologies to provide a host of innovative, reliable and affordable services to a broad customer base.

Cost of Revenues

Cost of Revenues decreased from $2,485,000 for the three months ended March 31, 2002 to $2,073,000 for the same period in 2003. The reduction was due both the to absolute decrease in revenue and the change in our revenue mix. For the three months ended March 31, 2003 and 2002, cost of goods sold represented commissions, origination and termination charges, network costs and processing charges related to our telecommunications services programs. Gross margin for the three months ended March 31, 2003 was approximately 1% compared to a gross margin of 35% for the three months ending March 31, 2002. The primary reduction in our gross margin is due to the change in our revenue mix and the negative gross margin we experienced during the three month period ended March 31, 2003 in our Canadian calling card program. We anticipate that as our Canadian calling card program matures and we generate new revenue under our Unlimited Domestic Calling Program that our gross margin percentage will improve in the future.

Sales and marketing

Sales and marketing expense increased from $200,000 for the three months ended March 31, 2002 to $280,000 for the same period in 2003. For the three months ended March 31, 2003 and 2002, sales and marketing expense consists primarily of marketing commissions and materials, printing costs and salaries. The majority of the increase was due to increase marketing costs for the Canadian prepaid calling card program and cost related to our continued efforts to introduce our e-TRANS-PORT product.

General and administrative

General and administrative expense decreased from $1,154,000 for the three months ended March 31, 2002 to $905,000 for the same period in 2003. General and administrative expense included non-cash compensation of $20,000 and $123,000 for the three months ended March 31, 2003 and 2002, respectively from the issuance of 217,391 shares of our common stock for investment banking services in 2003 and from the issuance of 171,000 shares of our common stock for consulting services to two consultants and to two members of our Board of Directors in 2002. The Company has undertaken significant expense reduction actions during 2003. We have reduced head count by 60% and senior management salaries have been reduced by 20%. The company has also reduced and deleted other non-operational costs. While the Chief Executive and Chief Financial Officers had earned a $200,000 bonus collectively which was accrued on the 2002 10-K, they have forgone payment of this bonus. The expense has been reversed in this quarter and will not be paid. The company is continuing to evaluate other cost reductions to increase efficiency in the day-to-day operations. We expect general and administrative expenses to increase in the future in direct proportion to the increase in sales.

Income taxes

There was no provision for federal or state income taxes for the three months ended March 31, 2003 due to the availability of a net operating loss for income tax purposes. The net operating loss was generated from previous operating losses incurred since inception. The utilization of our net operating loss carryforward may be limited pursuant to Internal Revenue Code Section 382 due to cumulative changes in ownership in excess of 50% within a three year period. A valuation allowance has been established and, accordingly, no asset has been recorded for our net operating losses and other deferred tax assets.

Liquidity and Capital Resources

We are currently experiencing a significant shortage of working capital. On March 13, 2003, we have received $200,000 from a private investment group under a 9% short-term promissory note agreement. This note is due in December 2003. The agreement also required that we issue to this private investment group unregistered shares of our common stock equal to the face amount of the note. Based on the market price, we issued 2,173,913 shares of our common stock to this group. The shares were issued with a restricted legend and must be registered within 180 days and become effective within 240 days of closing. On May 6, 2003, as described above, we entered into a non-binding letter of intent with Champion under which we would merger with Champion, with the Champion shareholders receiving 99,641,757 shares of our common stock. This will cause significant dilution to our current shareholders. Management and the Board of Directors believes that due to our current financial condition, this transaction will be in the best interest of the current shareholders of the Company. We received $200,000 from Champion under a 9% convertible secured promissory note due in September 2003. This note is convertible into 13,333,333 shares of our common stock.

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

In the fourth quarter of 2002, we phased out our marketing agreement with our Unlimited Domestic Calling Program telemarketer. As a result, we experienced a decline in revenues from our Unlimited Domestic Calling Program when compared to earlier in 2002. During the three months ended March 31, 2003, we generated only $73,000 in revenue from our Unlimited Domestic Program compared to $2,990,000 and $16,870,000 of revenue generated under this program during the three month period ended December 31, 2002 and for the year ended December 31, 2002, respectively.

We have entered into a new telemarketing agreement with a new telemarketing organization and are actively seeking new telemarketing agreements. We have reorganized our subscription fulfillment and collection procedures. We have also undertaken expense reduction actions during 2003, reducing head count and non-operational costs.

Management believes that, even though it continues to provide both wholesale and retail services to customers and has taken drastic cost cutting actions during 2003, that with the decline in our Unlimited Domestic Calling Program it needs to raise additional funding in the short term in order to provide for needed working capital and for marketing efforts related to the introduction of new products, including e-TRANS-PORT. We are currently seeking additional investment capital and have signed a non-binding letter of intent to merge as described above. We believe that without additional investment capital it will not have sufficient cash to fund our current activities, and as such, may not be able to continue operating. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry.

During the three months ended March 31, 2003, we utilized $1,266,000 of cash from operating activities. Investing activities used $9,400 of cash for the purchase of fixed assets and financing activities provided $172,000 which consisted of proceeds from a Promissory Note less payments on long term obligations during the three month period ended March 31,2003.

We have three equipment commitments totaling $54,000, which expire in 2003 and 2004.

Recent Accounting Pronouncements

In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" which requires the guarantor to recognize at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. We have not guaranteed the indebtedness or obligations of others so that the adoption of this Interpretation will not have a material impact upon its Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about the effect in interim financial information. We are currently evaluating whether to adopt the fair value based method of accounting for stock-based employee compensation. We have adopted the disclosure provisions of SFAS 148 as they relate to entities that use the intrinsic method of accounting for stock-based compensation.

In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" which addresses the consolidation and disclosures of these entities by business enterprises. Since we do not have any interests in such types of entities the adoption of this Interpretation will not have a material impact upon our Consolidated Financial Statements.

Risk Factors

The risks and uncertainties described below are not the only ones facing the company. Additional risks not presently known or that we currently consider insignificant may also impair our business operations in the future. Our business, financial condition and plan of operations could be materially adversely affected by any of the following risks. The trading price of shares of our 's common stock could decline due to any of these risks.

o        The market for our  common stock is limited

There is currently only a limited trading market for our 's common stock. Our common stock trades on the OTC Bulletin Board under the symbol "EPHO," which is a limited market in comparison to the NASDAQ National Market, the American Stock Exchange and other national securities exchanges.

We cannot assure investors that the common stock will ever qualify for inclusion on the NASDAQ National Market or that more than a limited market will ever develop for the common stock.

o        Penny stock rules limit the liquidity of our common stock

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

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These additional penny stock disclosure requirements are burdensome and may reduce the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, holders of our common stock may find it more difficult to sell their securities.

o        An investment in our common stock may be diluted

We may issue a substantial number of shares of our common stock without investor approval. Any such issuance of our securities in the future could reduce an investor's ownership percentage and voting rights in our and further dilute the value of his or her investment.

o        We have incurred net losses in the past

Prior to 2002 and during the three months ended March 31, 2003 we incurred net losses. During the three months ended March 31, 2003 we incurred a net loss of $1,204,766. Our ability to return to profitability depends on many circumstances. If we do not return to profitability, our ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be affected. In addition, our prospects must be considered in light of the risks encountered by companies like ours developing products and services in new and rapidly evolving markets. Our failure to perform in these areas could have a material adverse effect on the business plan of operations and financial condition.

o        We May Not be a Going Concern

We have experienced a decline in revenues from our Unlimited Domestic Calling Program. Revenues from that Program generated only $73,000 in the three months ended March 31,2003. In 2002, revenues from the Unlimited Domestic Calling Program were approximately $16,870,000 or approximately 88% of our total revenues. With the decline in revenues from this Program, we need to raise additional funding in the short term to provide for needed working capital and for marketing efforts. We are currently seeking additional investment capital and believe that without such additional funding we will not have sufficient cash to fund our current activities, and as such may not be able to continue operating. See Note 1 to our Financial Statements.

o Our failure to acquire, integrate and operate new technology could harm their competitive position

The telecommunications industry is characterized by rapid and significant technological advancements and the related introduction of new products and services. We do not possess significant intellectual property rights with respect to the technologies we use, and we are dependent on third parties for the development of and access to new technology. The effect of technological changes on our business plan cannot be predicted. In addition, it is impossible for us to predict with any certainty whether demand for VoIP services in the future markets will develop or will prove to be an economical and efficient technology that is capable of attracting customer usage. Failure by us to obtain and adapt to new technology in the future markets could have a material adverse effect on its business and plan of operations.

o        We do not presently intend to pay dividends on our common stock

We have never paid dividends on our common stock and do not presently intend to pay cash dividends on our common stock. Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

o Telecommunications related stock prices have been especially volatile and this volatility may depress our stock price

The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and telecommunications-related companies, including companies like ours, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this report, and general economic conditions may have a significant effect on the market price of our common stock. This broad market and industry volatility may reduce the value of our common stock, regardless of ePHONE's operating performance. Due to this volatility, the value of our common stock could decrease.

o Our articles of incorporation provide its officers and directors with certain indemnification.

Our Articles of Incorporation provide that our directors and officers will not be personally liable to our or its shareholders for money damages for breach of their fiduciary duty of care as directors or officers.

ITEM 3   CONTROLS AND PROCEDURES

 (a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the Company's periodic reports filed with the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.   Legal proceedings - None

Item 2.  Changes in securities and use of proceeds - None.

Item 3. Defaults upon senior securities - None.

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

A.   Exhibits

      Exhibit No.    Description

      -----------    ----------------------------------------------------
      3.1........    Articles of Incorporation (1)
      3.2........    Amendment to Articles of Incorporation (1)
      3.3........    Bylaws (1)
      3.4........    Amended and Restated Articles of Incorporation (2)
      3.5........    Amended and Restated Articles of Incorporation (3)
      9.1........    Arbitration Award (4)
      9.2........    Press Release issued in connection with the Comdial
                     Arbitration (4)
      9.3........    Arbitration Settlement Agreement
      10.7.......    Letter of Intent to merge with Champion Teleport, Inc.
      99.1.......    Certification Pursuant to 18 U.S.C Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

B. Reports on Form 8-K:

           On May 6, 2003, we filed a current report on Form 8-K related to our letter of intent with Champion Teleport, Inc.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                                     Date

By /s/ Carmine Taglialatela, Jr.                          May 20, 2003
-----------------------------------
(Carmine Taglialatela, Jr., CEO, Director)
(Principal Executive Officer)

By /s/ Charlie Rodriguez                                  May 20, 2003
-----------------------------------
(Charlie Rodriguez, Chief Financial Officer)
(Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Carmine Taglialatela, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ePHONE Telecom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Carmine Taglialatela
-------------------------------------
President and Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Charlie Rodriguez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ePHONE Telecom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003

/s/ Charlie Rodriguez
---------------------------
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)