Form 10QSB
period 2003-06-30
EPHONE TELECOM INC
filed 2003-08-22
CIK 1085082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                   FORM 10-QSB

(MARK ONE)
       |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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


                                 66 Hawley Road
                            Oxford, Connecticut 06478
                     --------------------------------------
                    (Address of principal executive offices)

                                 (703) 787-7000
                            -------------------------
                           (Issuer's telephone number)


                            ------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_| No

As of June 30, 2003 there were 42,476,298 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): |_| Yes  |X|  No
                              ePHONE Telecom, Inc.

                                   FORM 10-QSB

                                      INDEX

PART I - FINANCIAL STATEMENTS................................................1
   Item 1.     Consolidated Financial Statements (Unaudited).................1
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................5
   Item 2.     Management's Discussion And Analysis Of Financial
                   Condition And Results Of Operations..................... 11
   Item 3.     Controls And Procedures......................................18
PART II - OTHER INFORMATION.................................................19
   Item 1.     Legal proceedings............................................19
  Item 2.      Changes in securities and use of proceeds....................19
   Item 3.     Defaults upon senior securities..............................19
   Item 4.     Submission of matters to a vote of security holders..........19
   Item 5.     Other information............................................19
   Item 6.     Exhibits and reports on Form 8-K.............................20
EXHIBIT 31.1.................................................................1
EXHIBIT 32.1.................................................................1

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                                  ePHONE Telecom, Inc.
                                              Consolidated Balance Sheets

                                                      (unaudited)

                                                                                    June 30,           December 31,
                                                                                      2003                 2002
                                                                              -------------------------------------------

Current Assets:
 Cash and cash equivalents                                                    $             81,951     $       1,252,936
 Accounts receivable, net of allowance for returns of $0 and $270,000 at
    June 30, 2003 2003 and December 31, 2002, respectively                                  55,105               419,049
 Inventory                                                                                  13,936               263,608
 Other receivables                                                                          86,529                86,789
                                                                              -------------------------------------------

  Total Current Assets                                                                     237,521             2,022,382

Property and equipment, net                                                              1,081,954             1,686,704
Other assets                                                                                54,258                68,043
                                                                              -------------------------------------------

Total Assets                                                                  $          1,373,733     $       3,777,129
                                                                              ===========================================

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities:
 Accounts payable                                                             $          2,327,248     $         961,745
 Accrued liabilities                                                                       613,006             1,187,355
 Deferred revenue                                                                           70,034               278,956
 Promissory notes payable, net of discount of $155,556                                     244,444                    --
 Capital lease obligation, current portion                                                  37,612                51,385
                                                                              -------------------------------------------

  Total Current Liabilities                                                              3,292,344             2,479,441
                                                                              -------------------------------------------

Other long term obligation, net of current portion                                         171,773                68,126

Stockholders' Equity (Deficit):
 Common stock, par value $0.001:
  150,000,000 shares authorized, 42,476,298 and
  38,084,994 issued and outstanding at June 30, 2003
  and December 31, 2002, respectively.                                                      42,476                38,085
 Other comprehensive income                                                                 21,031                    --
 Additional paid-in capital                                                             23,431,801            23,029,524
 Accumulated deficit                                                                  (25,585,691)          (21,838,047)
                                                                              -------------------------------------------

Total Stockholders' Equity (Deficit)                                                   (2,090,383)             1,229,562
                                                                              -------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                          $          1,373,733     $       3,777,129
                                                                              ===========================================

           See accompanying notes to consolidated financial statements

                                                 EPHONE Telecom, Inc.

                                         Consolidated Statements of Operations

                                                      (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                       2003                   2002
                                                                             ---------------------------------------------
Revenues                                                                     $            2,361,597    $        9,143,252
Cost of revenues                                                                          2,999,128             5,261,745
                                                                             ---------------------------------------------

Gross Margin                                                                              (637,532)             3,881,507

Operating expenses
  Sales and marketing                                                                       785,989               564,893
  General and administrative                                                              1,835,926             2,682,535
                                                                             ---------------------------------------------

Operating income (loss)                                                                 (3,259,447)               634,079

Interest and other (income), net                                                            488,197                16,078
                                                                             ---------------------------------------------

Income (loss) before taxes                                                              (3,747,644)               618,001

Income tax expense                                                                               --                    --
                                                                             ---------------------------------------------

Net Income (loss)                                                            $          (3,747,644)    $          618,001

Earnings (loss) per share--(basic and diluted)                               $               (0.09)    $             0.02
                                                                             =============================================

Weighted average number of common
 shares outstanding                                                                      39,578,148            34,792,640
                                                                             =============================================


           See notes to accompanying consolidated financial statements
                                                 ePHONE Telecom, Inc.

                                         Consolidated Statements of Operations

                                                      (unaudited)

                                                                                      Three months ended June 30,
                                                                                       2003                  2002
Revenues                                                                      $             270,861    $      5,081,429
Cost of revenues                                                                            925,836           2,776,497
                                                                             -------------------------------------------

Gross Margin                                                                              (654,975)           2,304,932

Operating expenses
  Sales and marketing                                                                       505,808             364,485
  General and administrative                                                                930,727           1,528,880
                                                                             -------------------------------------------

Operating income (loss)                                                                 (2,091,510)             411,567

Interest and other (income), net                                                            451,368               6,660
                                                                             -------------------------------------------

Income (loss) before taxes                                                              (2,542,878)             404,907

Income tax expense                                                                               --                  --
                                                                             -------------------------------------------

Net Income (loss)                                                             $         (2,542,878)    $        404,907

Earnings (loss) per share--(basic and diluted)                                $              (0.06)    $           0.01
                                                                             ===========================================

Weighted average number of common
 shares outstanding                                                                      40,608,146          36,543,528
                                                                             ===========================================

           See accompanying notes to consolidated financial statements
                                                  ePHONE Telecom, Inc.

                                         Consolidated Statements of Cash Flows

                                                      (unaudited)

                                                                                       Six Months Ended June 30,
                                                                                        2003                2002
                                                                               ------------------------------------------

Cash Flows from Operating Activities:
 Net income (loss)                                                             $          (3,747,644)  $         618,001
 Adjustments to reconcile net income (loss) to net cash flows from operating activities:
  Depreciation and amortization                                                               284,763            156,622
  Stock issued for services rendered                                                          140,000             37,715
  Inventory issued for services                                                               249,672                 --
  Allowance for returns                                                                     (270,000)            129,810
  Loss on sale of assets                                                                      359,708                 --
  Changes in operating assets and liabilities:
   Accounts receivable and other receivables                                                  634,204          (450,655)
   Inventory                                                                                  249,672           (32,794)
   Other assets                                                                                13,785           (50,000)
   Accounts payable                                                                         1,365,502          (179,884)
   Accrued liabilities                                                                      (574,349)            523,439
   Deferred revenue                                                                         (208,922)            455,767
                                                                               ------------------------------------------

Net cash flows provided by (used in) operating activities                                 (1,753,281)          1,208,021
                                                                               ------------------------------------------

Cash flows from investing activities:
 Purchase of fixed assets                                                                     (9,440)          (472,627)
 Proceeds from sale of assets                                                                  80,831                 --
                                                                               ------------------------------------------

Net cash flows (used in) provided by investing activities                                      71,391          (472,627)

Cash flows provided by financing activities:
 Proceeds from exercise of warrants and options                                                    --            809,873
 Repayments on long-term obligation                                                          (15,000)           (45,000)
 Proceeds from loans                                                                          525,000
 Repayment to related party                                                                        --           (15,000)
 Repayments on capital lease                                                                 (20,126)           (13,151)
                                                                               ------------------------------------------

Net cash flows provided by financing activities                                               489,874            736,722
                                                                               ------------------------------------------

Effect of exchange rates on cash                                                               21,031                 --

Net increase (decrease) in cash and cash equivalents                                      (1,170,985)          1,472,116

Cash and cash equivalents, beginning of period                                              1,252,936             35,970
                                                                               ------------------------------------------

Cash and cash equivalents, end of period                                       $               81,951  $       1,508,086
                                                                               ==========================================


           See accompanying notes to consolidated financial statements

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

Net Earnings (Loss) per Share

We report basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of outstanding shares of common stock. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares adjusted for the potential dilution that could occur if stock options, warrants and other convertible securities were exercised or converted into common stock.

For the six months ended June 30, 2003, options and warrants to purchase 4,088,584 shares of common stock were outstanding but were not included in the computation of diluted earnings (loss) per share because the exercise price of all outstanding options and warrants exceed the average market price of our stock during this period causing them to be antidilutive.

Inventory

Inventory consists primarily of e-Trans-Port devices held for resale and is stated at the lower of cost, utilizing the weighted average method, or market. We use certain estimates and judgments to value our inventory. In April 2003, we reached a settlement with a Consultant which transferred a number of our e-TRANS-PORT assets to him in recognition of past and future services. This resulted in a reduction in our Inventory Valuation to $13,936.

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

The following table illustrates the effect on net income (loss) and net income
(loss) per share had compensation costs for the stock-based compensation plan been determined based on grant date fair values of awards under the provisions of SFAS No. 123, for the six month periods ended June 30:

                                                        For the three months ended     For the six months ended June
                                                                 June 30,                           30,
                                                             2003           2002              2003           2002
                                                     ----------------------------------------------------------------
Net income (loss)
     As reported:                                    $  (2,542,878)    $   404,907    $  (3,747,644)   $     618,001
     Less total stock-based compensation expense
         determined under fair value-based method
         for all awards                                    (29,581)      (137,400)          (59,162)        (216,900)

     Pro forma                                          (2,572,459)        267,507       (3,806,806)          401,101

Net income (loss) per share, basic and diluted
     As reported                                     $         (0.06)  $      0.01    $       (0.09)   $         0.01
     Pro forma                                       $         (0.06)  $      0.01    $       (0.09)   $       (0.00)

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

Other Comprehensive Income

Other Comprehensive income consists of foreign currency translation adjustment:

         Net Loss                           $3,747,644
         Other Comprehensive Income             21,031
                                            ----------
         Comprehensive Loss                 $3,726,613

Operations

As shown in the accompanying unaudited consolidated financial statements the Company incurred a net loss for the six months ended June 30, 2003 of $3,747,644 and since our inception we have an accumulated deficit of approximately $25,600,000.

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

On August 5, 2003, the Company and Champion finalized their agreement to merge Champion with and into a wholly-owned subsidiary of the Company. In connection with this proposed transaction, the Company has agreed to issue to the Champion shareholders 80.8% of its outstanding common stock on a fully-diluted basis, which on the date of the merger would have been 399,000,000 restricted shares of its common stock. 54,000,000 restricted shares of the total 399,000,000 restricted shares have been issued to the Champion shareholders. In order to issue the additional 345,000,000 restricted shares to the Champion shareholders it is necessary for the Company to increase its authorized shares of common stock from 150,000,000 to 600,000,000, which the Company has agreed to propose at its annual meeting. Therefore, the remaining 345,000,000 restricted shares that have not been issued to the Champion shareholders will be issued to the Champion shareholders upon completion of its increase in its authorized shares of common stock.

The merger with Champion will cause very significant dilution to our current shareholders. Due, however, to the increasingly perilous and deteriorating financial condition of the Company and limited access to alternative sources of capital, the benefits and detriments of the merger were carefully weighed. Offsetting this dilution was the Company's ability to address in the future an expanded client base with an expanded array of product offerings, the acquisition of Champion Teleport's tangible assets and the ability to combine the managerial talents of both companies at the Oxford, Connecticut facility. In addition, the merger provided a modest but badly needed immediate cash infusion. In the absence of the merger, it is highly likely that the Company would have found it necessary to cease operations. While in no way assuring that the new entity can meet its financial obligations going forward without additional new capital infusions and a return to profitable operations, Management and the Board of Directors deemed this transaction to be in the best interest of the current shareholders. The Board of Directors' approval to proceed was predicated upon the Company obtaining a favorable Fairness Opinion from an independent third party. This Fairness Opinion was obtained by the Company prior to closing.

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

In the fourth quarter of 2002, we phased out our marketing agreement with our Unlimited Domestic Calling Program telemarketer. As a result, we experienced a decline in revenues from our Unlimited Domestic Calling Program when compared to earlier in 2002. During the six months ended June 31, 2003, we generated $148,000 in revenue from our Unlimited Domestic Program compared to $2,990,000 and $16,870,000 of revenue generated under this program during the three month period ended December 31, 2002 and for the year ended December 31, 2002, respectively.

The Company has entered into new a telemarketing agreement with a new telemarketing organization and is actively seeking new telemarketing agreements. The Company has reorganized its subscription fulfillment and collection procedures.

During the second quarter of 2003, we terminated our relationship with our Canadian calling card distributor. The company is currently seeking new distributors throughout the United States and Canada.

The Company has undertaken significant expense reduction actions during 2003. We have reduced head count by 70% and senior management salaries have been reduced by 20%. The company has also reduced and deleted other non-operational costs. While the Chief Executive and Chief Financial Officers had earned a $200,000 bonus collectively, which was accrued on the 2002 10-KSB, they have forgone payment of this bonus. The expense has been reversed in this quarter and the bonus will not be paid. The Company is continuing to evaluate other cost reductions to increase efficiency in the day-to-day operations.

Despite our cost cutting and other efforts described above, our cash shortage has continued. Our revenues for the three months ended June 30, 2003 were lower than for the three months ended March 31, 2003.

Management believes that, even though it continues to provide both wholesale and retail services to customers and has taken drastic cost cutting actions during 2003, that with the decline in our Unlimited Domestic Calling Program it needs to raise additional funding in the short term in order to provide for needed working capital and for marketing efforts related to the introduction of new products. The Company is currently seeking additional investment capital. The Company believes that without additional investment capital, it will not have sufficient cash to fund its current activities, and as such, will not be able to continue operating. Future prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2003 we did not engage in any related party transactions. During the six months ended June 30, 2002 we incurred costs for management services provided by companies in which certain directors of ours have a controlling interest and incurred consulting fees to certain directors of ours totaling $15,000. The 2002 expense represents the fair value of 66,668 shares of our common stock issued in lieu of cash payments.

In July 2003, , the Company entered into a lease subject to finalization for equipment and an office building from an associated company of Champion that houses our Executive and Operational Offices, our Global Network Management Center, our main back office computer systems and some operational network equipment. The facility is fully equipped with two large 13m satellite dishes and numerous smaller receive and transmit dishes, that can be used to provide a range of satellite delivered IP and VoIP services. Finally, the Teleport is fully equipped with a wide range of audio/visual equipment necessary to develop and launch streaming media services over the Internet.

NOTE 3 - ACCRUED LIABILITIES

Accrued expenses consist of the following at June 30, 2003 and December 31, 2002:

                                      2003                  2002
Accrued vacation                     $    50,815             $   72,257
Accrued compensation                     177,111                631,457
Accrued legal fees                        25,000                 50,000
Other                                    360,080                433,641
                                 ----------------       ----------------
                                     $   613,006             $1,187,355
                                 ================       ================


NOTE 4 - PROMISSORY NOTES PAYABLE

On March 13, 2003, the Company entered into a promissory note agreement for $200,000 in order to meet its working capital needs. This promissory note bears interest at 9%, with principal and accrued interest due on December 13, 2003. The Company also issued to the note holder 2,173,913 shares of its common stock. The shares of common stock had a fair market value on the date of issuance of $200,000. The Company has recorded the fair value of the shares of common stock as a discount to the promissory note and is recognizing the discount as additional interest expense over the life of the promissory note. The Company recognized $66,666 and $77,777 of the discount during the three and six months ended June 30, 2003, respectively.

On May 6, 2003, the Company entered into a convertible promissory note agreement for $200,000 in order to meet its working capital needs. This convertible promissory note bears interest at 9%, with the principal and accrued interest due on September 1, 2003. This note is convertible into 13,333,333 shares of our common stock. The Company has recorded the value of the beneficial conversion features of $66,667 as a discount to the face value of the debt. The company recognized 33,334 of the discount during the three months ended June 30, 2003.

On June 24, 2003, Cornell Capital partners entered into a securities purchase agreement with the Company under which Cornell Capital Partners agreed to purchase the total amount of $200,000 of convertible debentures. Cornell Capital purchased $125,000 of convertible debentures on June 24, 2003, and purchased the remaining $75,000 when the Company filed a registration statement with the Securities and Exchange Commission on July 28, 2003. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price on the closing date ($0.075) or (ii) 80% of the average of the two lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two year term and accrue interest at 5% per year. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price on the closing date or (ii) 80% of the average of the two lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Cornell Capital Partners is entitled to a 10% discount from the purchase price of the convertible debentures.

NOTE 5 - STOCKHOLDERS' EQUITY

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

On August 5, 2003, the Company and Champion finalized their agreement to merge Champion with and into a wholly-owned subsidiary of the Company. In connection with this proposed transaction, the Company has agreed to issue to the Champion shareholders 80.8% of its outstanding common stock on a fully-diluted basis, which on the date of the merger would have been 399,000,000 restricted shares of its common stock. 54,000,000 restricted shares of the total 399,000,000 restricted shares have been issued to the Champion shareholders. In order to issue the additional 345,000,000 restricted shares to the Champion shareholders it is necessary for the Company to increase its authorized shares of common stock from 150,000,000 to 600,000,000, which the Company has agreed to propose at its annual meeting. Therefore, the remaining 345,000,000 restricted shares that have not been issued to the Champion shareholders will be issued to the Champion shareholders upon completion of its increase in its authorized shares of common stock.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

The Company is entering into new employment agreements with its CEO and COO in compliance with the merger agreement but these contracts have not yet been finalized.

The Company is currently in default on several capital leases for equipment it uses in its operations as well at its long term obligation to a former officer of the Company. We expect to cure these defaults when the funds from our equity line of credit become available.

The Company defaulted on its office space lease in Herndon, VA. The Company subsequently entered into an agreement with the landlord to pay $2,500 per month for the remainder of 2003 to satisfy its debt in full before the beginning of 2004. The Company relocated its network and operations to a facility owned by Champion in Oxford, Connecticut.

NOTE 7 - SUBSEQUENT EVENTS

On August 5, 2003, the company and Champion finalized the merger of Champion with and into a wholly-owned subsidiary of ePhone (the "Transaction"). See Note 5 above.

The Company has entered into a lease subject to final negotiations for the large, computer grade, equipment/office building from an associated company of Champion and is planning to house the ePHONE Executive and Operational Offices, our Global Network Management Center, our main back office computer systems and some operational network equipment. The Teleport also is fully equipped with two large 13m satellite dishes and numerous smaller receive and transmit dishes, that can be used to provide a range of satellite delivered IP and VoIP services. Finally, the Teleport is fully equipped with a wide range of audio/visual equipment necessary to develop and launch streaming media services over the Internet.

Cornell Capital partners purchased the remaining $75,000 of a $200,000 debenture when the Company filed a registration statement with the Securities and Exchange Commission on July 28, 2003 as more fully explained in note 5 and below.

On July 29, 2003 the Company filed a registration statement for the sale by certain persons who are stockholders of the Company of up to 62,365,388 shares of common stock on Form SB-2 The selling stockholders consists of Cornell Capital Partners, who intends to sell up to 42,820,408 shares of common stock, 21,020,408 of which will be issued under the Equity Line of Credit, 20,000,000 are under convertible debentures, and 1,800,000 shares received by Cornell Capital Partners on July 24, 2003, as a one-time commitment fee under the Equity Line of Credit, TN Capital Equities, Ltd., who intends to sell up to 200,000 shares of common stock, Champion, who intends to sell up to 13,333,333 shares of common stock under a convertible secured promissory note, and other investors, who collectively intend to sell up to 6,011,647 shares of common stock.

Pursuant to the Equity Line of Credit, the Company may, at our discretion, periodically issue and sell to Cornell Capital Partners shares of common stock for a total purchase price of $3 million. The amount of each advance is subject to a maximum advance amount of $85,000, and the Company may not submit any advance within seven trading days of a prior advance. Cornell Capital Partners will pay ePHONE 98% of, or a 2% discount to, the lowest closing bid price of the common stock during the five consecutive trading day period immediately following the notice date. Of each advance made by ePHONE, Cornell Capital Partners shall retain 5% of each advance. In addition, Cornell Capital Partners has received 1,800,000 shares of common stock a one-time commitment fee on July 24, 2003. Cornell Capital Partners intends to sell any shares purchased under the Equity Line of Credit at the then prevailing market price.

The Company engaged TN Capital Equities, Ltd, a registered broker-dealer, in connection with the Equity Line of Credit. TN Capital Equities, Ltd was paid a fee of 200,000 shares of ePHONE's common stock on July 24, 2003.

Resignation Of Officer And Director

         Charlie Rodriguez, former chief financial officer, Secretary and Director of the company, tendered his resignation for personal reasons effective August 1, 2003, the Company is actively recruiting for a Chief Financial Officer. Mahmoud Wahba (the majority holder of Champion capital stock) was elected a Director on May 27, 2003. On August 5, 2003, Mr. Wahba was elected President and Carmine Taglialatela, Jr. is continuing as Chief Executive Officer. John Wahba (Mr. Mahmoud Wahba's son) was appointed a Director of the Company on August 5, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

         Certain information in this report including statements made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-QSB contains "forward-looking statements". All statements other than statements of historical fact are "forward-looking statements", including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In addition to factors that may be described in this Form 10-QSB, the following factors, among others, could cause our actual results to differ materially from those expressed in any forward-looking statements we make:

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

Overview

         We are a provider of advanced Internet-based communications services. We offer domestic and international voice and other enhanced services that combine the flexibility and power of the Internet with the simplicity and ubiquity of a telephone. We have been based in Herndon, Virginia, however we have moved our operations to Oxford, Connecticut, have a FCC 214 carrier-to-carrier and resale license, and other telephony licenses required to operate our domestic and international services.

         During late 2002, we began providing retail and wholesale telecommunication services throughout Canada through its wholly-owned subsidiary, ePHONE Telecom, Canada. We terminated our Canadian calling card operations as it previously existed and has started to search for a new distributor to allow us to re-launch services in Canada.

         Our strategy is to continue operations as a next generation global Voice over Internet Protocol ("VoIP") provider offering a full complement of telecommunications and data services utilizing the efficiency and reliability of new generation VoIP based telecommunication technologies.

         This entails offering a full complement of telecommunications services, including a variety of retail services, wholesale arbitrage and data services, using VoIP technology over both the Internet and private leased circuits. Using a private Internet Protocol ("IP") network and the public Internet, we have developed the capability to provide voice and data transmission and other telephony features at high quality and low cost. Our international services allows us to capitalize on inexpensive wholesale termination rates, which can be further leveraged into retail products in order to increase overall margins.

         We have developed a strategy that builds one element upon the other to decrease our costs of providing service while increasing market penetration. We also employ a channel distribution model based on the development of partnerships both domestically and internationally. Our philosophy is to create and sustain ourselves as a facilities based marketing and sales oriented telecommunications company.

         We believe we can differentiate ourself from the competition through innovative marketing approaches and techniques while utilizing state of the art technologies to provide a comprehensive array of competitive service offerings.

         On August 5, 2003, we finalized our agreement with Champion to merge Champion with and into a wholly-owned subsidiary of ours. Mr. Mahmoud Wahba who recently became one of our directors is the 20% owner of Champion. Champion is privately held company. We will issue a total of 399,000,000 restricted shares of our common stock to the Champion shareholders in exchange for all of the issued and outstanding shares of Champion's capital stock. This will result in significant dilution to our current shareholders. As a result of the merger, we will issue 54,000,000 of the ultimate total of 399,000,000 restricted shares of our common stock causing a change in control. The merger will be accounted for as a reverse acquisition, with Champion being considered the accounting acquirer.

         Champion brings a variety of assets and capabilities to the Company, which, we believe, will allow us to develop and launch new products and extend services to a broader geographic area. Champion locates its equipment in a building leased from an associated company and has licenses to operate as a Teleport in Oxford, Connecticut. On July 1, 2003, we entered into a lease with an affiliate of Champion for the large, computer grade, equipment/office building that will house our Executive and Operational Offices, our Global Network Management Center, our main back office computer systems and some operational network equipment. The Teleport also is fully equipped with two large 13m satellite dishes and numerous smaller receive and transmit dishes, that can be used to provide a range of satellite delivered IP and VoIP services. Finally, the Teleport is fully equipped with a wide range of audio/visual equipment necessary to develop and launch streaming media services over the Internet.

         We believe that voice over Internet Protocol (VoIP) services are now forming a substantial part of the International Voice business, and recent moves by Cisco among other companies to develop and launch WiFi based VoIP handsets will create the momentum to move the conversion of Voice into IP packets to the customer's desk - potentially providing the full bypass of the local loop/RBOC infrastructure and giving fast agile companies the edge to gain significant market share in the entire retail voice business. WiFi is creating great interest but more importantly tremendous opportunities for those companies who already have in place VoIP and satellite networks. This is because WiFi is a technology with great capacity, but relatively low reach. Cost effective solutions can often require the delivery of the "backbone broadband connection" to small pockets of deployed antennas, covering an office park or residential development and the unique "broadcast" capability of satellite can deliver backbone services (with VoIP) to many distinct deployments very cost effectively.

         In the International market, especially in South America, Africa, Eastern Europe and the Middle East, there are many new companies taking the advantage of liberalizing market places. We believe that ePHONE and Champion can deliver a complete packaged solution to a new carrier in those markets, delivering a backbone IP connection for Internet services, carrying voice into and out of the country at very low cost. We believe that this integrated package will increase speed to market and give the new company a significant edge in increasing market share. Demand for such service packages delivered by satellite broadband connectivity is growing worldwide, and is especially popular in markets such as Africa and Latin America, where terrestrial and internet infrastructure is weak or non-existent and phone calling is cost prohibitive.

         We believe that, with sufficient immediate funding, this integration of Voice, IP and Broadband Satellite will provide ePHONE and Champion as a combined company with the ability to demonstrate the innovation of the two companies and opens up numerous opportunities as we move forward in delivering quality products to the a global customer base. In this evolving market, we believe that ePHONE and Champion are well positioned to take advantage of their respective technologies to provide a host of innovative, reliable and affordable services to a broad customer base.

Results Of Operations

         Three And Six Months Ended June 30, 2003 And 2002

         We experienced net losses from operations for the three and six months ended June 30, 2003 and net income from operations for the three and six months ended June 30, 2002. The totals rounded to the nearest thousand are below.

                                                  Three months        Three months         Six months          Six months
                                                 ended June 30,      ended June 30,        ended June          ended June
                                                      2003                2002              30, 2003            30, 2002
                                             ------------------------------------------------------------------------------

Net income (loss) from operations            $       (2,543,000)  $          405,000  $     (3,748,000)  $          618,000
Net income (loss) per common share                        (0.06)                0.01             (0.09)                0.02

         Revenues

         Our revenue from operations for the three and six months ended June 30, 2003 and 2002 were as follows.

                                              Three months         Three months          Six months           Six months
                                             ended June 30,       ended June 30,       ended June 30,       ended June 30,
                                                  2003                 2002                 2003                 2002
                                            ----------------     ----------------     ----------------     ----------------

Service Revenue                          $           271,000  $         5,081,000  $         2,362,000  $         9,143,000
                                         ===================  ==================== ==================== ====================

         Revenues decreased from $9,143,000 for the six months ended June 30, 2002 to $2,362,000 for the same period in 2003. The majority of the decrease is attributed to our "Unlimited Calling" Program. We generated approximately $148,000 in revenue from our Unlimited Domestic Program in the six months ended June 30, 2003 compared to revenue generated from this program for the six months ended June 30, 2002 totaling $8,239,000.

         Through our wholly owned subsidiary, ePHONE Canada, Inc. we launched our new Canadian prepaid calling card program in late 2002. Due to unforeseen technically difficulties encountered in the startup of this program and competitive pricing to gain market acceptance the program generated negative margins during the six months ended June 30, 2003. Revenue from the Canadian calling card program for the six months ended June 30, 2003 was $760,000 and a large amount of revenue was lost upon termination of the plan due to the uncollectability of the sales of those calling cards. Due to the challenges mentioned above the Company has determined that it was in its best interest to terminate the plan for the time being until a more profitable and stable product could be introduced into the Canadian market.

         The wholesale strategy, including placing equipment directly in foreign countries, such as Guatemala, resulted in revenue of $1,144,000 for the six months ended June 30, 2003. Due to the Company's cash flow requirements, we anticipate that wholesale revenues will be substantially reduced until the Company completes the relocation of its operations to Connecticut and rebuilds the success it had achieved in previous quarters.

         The prepaid calling card and wholesale traffic programs accounted for approximately 90% of our revenue for the six months ended June 30, 2003.

         We engaged a new telemarketer and have reorganized subscription fulfillment and collection procedures related to our domestic unlimited calling program. While we remain hopeful that this program will once again generate a significant portion of our revenue, it is not experiencing the same level of growth as it had experienced in 2002.

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

         Cost Of Revenues

         During the three and six months ended June 30, 2003 and 2002 cost of services revenue and cost of product revenue were as follows.

                                              Three months         Three months          Six months           Six months
                                             ended June 30,       ended June 30,       ended June 30,       ended June 30,
                                                  2003                 2002                 2003                 2002
                                             ----------------     ----------------     ----------------     ----------------
Cost of service revenue                  $           926,000  $         2,776,000   $        2,999,000   $        5,262,000
                                             ================     ================     ================     ================

         Cost of Revenues decreased from $5,262,000 for the six months ended June 30, 2002 to $2,999,000 for the same period in 2003. The reduction was due to a substantial decrease in revenue. For the three months ended June 30, 2003 and 2002, cost of goods sold represented commissions, origination and termination charges, network costs and processing charges related to our telecommunications services programs. Gross margin for the three and six months ended June 30, 2003 were negative, due mainly to the termination of the Canadian calling card program and the associated negative margins the plan experienced while operating, compared to a gross margin of 42% for the six months ending June 30, 2002. The primary reduction in our gross margin is due to the change in our revenue mix and the negative gross margin we experienced during the six-month period ended June 30, 2003 in our Canadian calling card program.

         Sales And Marketing

         Sales and marketing expense increased from $565,000 for the six months ended June 30, 2002 to $786,000 for the same period in 2003. During 2002 and 2003, our sales and marketing expenses included marketing commissions and salaries. The increase is mainly attributable to the termination and settlement of a consulting arrangement with a marketing consultant the Company employed to develop new business.

         General And Administrative

         General and administrative expense decreased from $2,683,000 for the six months ended June 30, 2002 to $1,836,000 for the same period in 2002. General and administrative expense included non-cash compensation of $38,000 for the six months ended June 30, 2002. This expense represented the fair value of 171,000 shares of our common stock issued for consulting services to two consultants and to two members of our Board of Directors. The decrease is mainly attributable to the Company's efforts to cut costs at every conceivable level as explained below. Until the Company has the ability to ramp up its operations in Connecticut it is likely that general and administrative expenses remain at a very low level.

         The Company has undertaken significant expense reduction actions during 2003. We have reduced head count by 70% and senior management salaries have been reduced by 20%. The Company has also reduced and deleted other non-operational costs. While the Chief Executive and Chief Financial Officers had earned a $200,000 bonus collectively, which was accrued on the 2002 10-KSB, they have forgone payment of this bonus. The expense has been reversed in this six-month period and the bonus will not be paid. The Company is continuing to evaluate other cost reductions to increase efficiency in the day-to-day operations.

         Income Taxes

         There was no provision for federal or state income taxes for the six and three months ended June 30, 2003 and 2002 due to current operating losses and the availability of a net operating loss (NOL) for income tax purposes. This NOL was generated from previous operating losses incurred since inception. A valuation allowance has been established and, accordingly, no asset has been recorded for our net operating losses and other deferred tax assets.

         Liquidity And Capital Resources

         We are currently experiencing a significant shortage of working capital and unless we are able to raise additional capital in the short term we will not be able to continue operations.

         On March 13, 2003, we have received $200,000 from a private investment group under a 9% short-term promissory note agreement. This note is due in December 2003. The agreement also required that we issue to this private investment group unregistered shares of our common stock equal to the face amount of the note. Based on the market price, we issued 2,173,913 shares of our common stock to this group. The shares were issued with a restricted legend and must be registered within 180 days and become effective within 240 days of closing. On August 5, 2003, as described above, we finalized our agreement with Champion under which we have merged with Champion, with the Champion shareholders receiving 399,000,000 restricted shares of our common stock. This will cause significant dilution to our current shareholders. Management and the Board of Directors believes that due to our current financial condition, this transaction will be in the best interest of our shareholders. We received $200,000 from Champion under a 9% convertible secured promissory note due in September 2003. This note is convertible into 13,333,333 shares of our common stock.

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

         Management believes that, even though it continues to provide both wholesale and retail services to customers and has taken drastic cost cutting actions during 2003, that with the decline in our revenues it needs to raise additional funding in the short term in order to provide for needed working capital and for marketing efforts related to the introduction of new products, including eTRANS-PORT. We are currently seeking additional investment capital. We believe that without additional investment capital, we will not have sufficient cash to fund our current activities, and as such, may not be able to continue operating. Future prospects must be considered in light of these risks, and the risks, expenses and difficulties frequently encountered by companies in the telecommunications industry.

         During the six months ended June 30, 2003, we utilized $1,753,000 of cash from operating activities. Investing activities contributed $71,000 of cash from the sale of fixed assets and financing activities provided $490,000 which consisted of proceeds from Promissory Notes less payments on long term obligations during the three month period ended June 30, 2003.

         We have three equipment commitments totaling $47,000, which expire in 2003 and 2004.

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

         It is important to point out that since our inception, we have accumulated a deficit of approximately $26,000,000, and that we funded our operations, prior to our generating service revenues beginning in August 2001, primarily with the proceeds we raised in our special warrant offering in 2000, from the exercise of warrants during 2001 of $305,000, and from limited equipment sales.

         During the twelve months ended December 31, 2002, investing activities used $664,000 of cash for the purchase of fixed assets and financing activities provided $959,000 which consisted of $1,093,000 received from the exercise of warrants and employee stock options offset by payments on obligations for the year ended December 31, 2002.

         On June 24, 2003, Cornell Capital Partners entered into a securities purchase agreement with us under which Cornell Capital Partners agreed to purchase a total amount of $200,000 of convertible debentures. Cornell Capital purchased $125,000 of convertible debentures on June 24, 2003, and purchased $75,000 upon filing of the registration statement with the Securities and Exchange Commission. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price on the closing date or (ii) 80% of the average of the two lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures have a two year term and accrue interest at 5% per year. At maturity, ePHONE has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price on the closing date or (ii) 80% of the average of the two lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Cornell Capital Partners is entitled to a 10% discount from the purchase price of the convertible debentures. Cornell Capital Partners purchased the convertible debentures from ePHONE in a private placement.

         On June 24, 2003, we entered into an Equity Line of Credit with Cornell Capital Partners. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $3 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay ePHONE 98% of, or a 2% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. Further, Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. In connection with the Equity Line of Credit, Cornell Capital Partners has received 1,800,000 shares of common stock as a one-time commitment fee on July 24, 2003.

         The Company is currently in default on several capital leases for equipment it uses in its operations as well at its long term obligation to a former officer of the Company. We expect to cure these defaults when the funds from our Equity Line of Credit become available.

         Our future capital requirements will depend on many factors, including growth of our business, economic conditions and other factors, including the results of future operations. If we are unable to raise sufficient funds to meet our long-term capital needs, we will be required to cease operations.

Risks Factors

         ePHONE Has Historically Lost Money And Losses May Continue In The
         Future

         Since our inception we have not always been profitable and have lost money on both a cash and non-cash basis. While we had net income of $502,780 for the fiscal year ended December 31, 2002, we lost $7,021,129 for the fiscal year ended December 31, 2001. Additionally, we lost $3,747,344 for the six months ended June 30, 2003. Our accumulated deficit was $25,585,691 as at the end of June 30, 2003. Due to the significant reduction in revenue we experienced during late 2002 and in 2003, we anticipate future losses and negative cash flows will continue to occur. We are currently experiencing a significant operating cash flow deficit due and need to immediately raise additional capital in order to have funds to pay for operations. No assurances can be given that we will be successful in again reaching or maintaining profitable operations. Our ability to return to profitability depends on many circumstances. If we do not return to profitability, our ability to respond effectively to market conditions, to make capital expenditures and to take advantage of business opportunities could be affected. In addition, our prospects must be considered in light of the risks encountered by companies like ours developing products and services in new and rapidly evolving markets. Our failure to perform in these areas could have a material adverse effect on the business plan of operations and financial condition. Accordingly, we may experience liquidity and cash flow problems.

         ePHONE May Need To Raise Additional Capital Or Debt Funding To Sustain Operations

         Unless ePHONE can become profitable with the existing sources of funds we have available, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce our business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

         We Have Been The Subject Of A Going Concern Opinion For Our Fiscal Year Ended December 31, 2002 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2002, which states that the financial statements raise substantial doubt as to ePHONE's ability to continue as a going concern. We have experienced a decline in revenues from our Unlimited Domestic Calling Program. Revenues from that Program generated only $148,000 in the six months ended June 30, 2003. In 2002, revenues from the Unlimited Domestic Calling Program were approximately $16,870,000 or approximately 88% of our total revenues. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, and excluding any acquisitions which may occur in 2003, we believe that we may need to obtain approximately $3 million in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the Equity Line of Credit.

         We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2003 Were Not Sufficient To Satisfy Our Current Liabilities

         We had a working capital deficit of $3,055,000 at June 30, 2003, which means that our current liabilities as of that date exceeded our current assets on June 30, 2003 by $3,055,000. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

         Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

         Historically, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that ePHONE will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

         Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

         o        With a price of less than $5.00 per share;

         o        That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

         We Could Fail To Attract Or Retain Key Personnel

         Our success largely depends on the efforts and abilities of key executives, including Carmine Taglialatela, Jr., our Chief Executive Officer, Mahmoud Wahba, our President, and Steven Heap, our Chief Operating Officer. The loss of the services of Mr. Taglialatela, Jr., Mr. Wahba or Mr. Heap could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies. We also have other key employees that manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources, we may not be able to attract the sufficient number and quality of staff.

         Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

         We have been operating for less than four years. Based on this limited operating history, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance.

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

         Telecommunications Related Stock Prices Have Been Especially Volatile And This Volatility May Depress Our Stock Price

         The stock market has from time to time experienced significant price and volume fluctuations which have particularly affected the market prices of the stocks of high technology and telecommunications-related companies, including companies like ours, and which may be unrelated or disproportionate to the operating performance of particular companies. Factors such as quarterly variations in actual or anticipated operating results, changes in earnings estimates by analysts, market conditions in the industry, analysts' reports, announcements by competitors, regulatory actions or other events or factors, including the risk factors described in this prospectus, and general economic conditions may have a significant effect on the market price of our common stock. This broad market and industry volatility may reduce the value of our common stock, regardless of ePHONE's operating performance. Due to this volatility, the value of our common stock could decrease.

ITEM 3.  CONTROLS AND PROCEDURES

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

         (c) The Company is actively recruiting a prospective Chief Financial Officer and additional accounting personnel to insure that the financial controls and procedures do not deteriorate over time.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 2003 The Federal Trade Commission commenced a non-public investigation relating to whether the form of payment authorization which ePHONE received from customers who purchased its Unlimited Domestic Calling Program complied with the requirements of the Electronic Fund Transfer Act and its implementing Regulation E. At this stage the investigation has not proceeded beyond a request for voluntary production of documents and it is too early to determine the outcome.

         The company defaulted on its office space lease in Herndon, VA and was subsequently sued by its landlord. The company subsequently entered into an agreement with the landlord to pay $2,500 per month for the remainder of 2003 to satisfy its debt in full.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No issuances of common occurred during the second quarter of 2003. On July 24, 2003, the Company issued 200,000 shares to TN Capital Equities, Ltd as compensation for placement agent services in connection with the Equity Line of Credit. The Company also issued 1,800,000 shares to Cornell Capital as a commitment fee under the Equity Line of Credit.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

Change In Control

         On August 5, 2003, in connection with the acquisition of Champion Teleport, Inc., we agreed to issue to an aggregate of 399,000,000 restricted shares of our common stock to the Champion shareholders. Each of the following persons will receive 99,750,000 restricted shares of our common stock in connection with the acquisition of Champion: Mahmoud Wahba, James Wahba, John Wahba and Timothy Wahba. James, John and Timothy Wahba are the sons of Mahmoud Wahba. The 399,000,000 restricted shares of common stock to be issued to the Champion shareholders represents 80.8% of the Company's outstanding shares as of the date of the acquisition. Each of Mahmoud and John Wahba have been elected to serve as directors on the Company's Board of Directors.

Acquisition Of Champion Teleport, Inc.

         On August 5, 2003, the Company and Champion finalized their agreement to merge Champion with and into a wholly-owned subsidiary of the Company. In connection with this proposed transaction, the Company has agreed to issue to the Champion shareholders 80.8% of its outstanding common stock on a fully-diluted basis, which on the date of the merger would have been 399,000,000 restricted shares of its common stock. 54,000,000 restricted shares of the total 399,000,000 restricted shares are being issued to the Champion shareholders. In order to issue the additional 345,000,000 restricted shares to the Champion shareholders it is necessary for the Company to increase its authorized shares of common stock from 150,000,000 to 600,000,000, which the Company has agreed to propose at its annual meeting. Therefore, the remaining 345,000,000 restricted shares that have not been issued to the Champion shareholders will be issued to the Champion shareholders upon completion of its increase in its authorized shares of common stock. The Company received an opinion as to the "fairness" of the transaction, from a financial point of view, from Evergreen Capital.

         Champion brings a variety of assets and capabilities to the Company, which we believe will allow us to develop and launch new products and extend services to a broader geographic area. Champion located its equipment in a building leased from an associated company and has licenses to operate as a Teleport in Oxford, Connecticut. On July 1, 2003, we entered into a lease, subject to final negotiation, with an associated company of Champion for the large, computer grade, equipment/office building that will house our Executive and Operational Offices, our Global Network Management Center, our main back office computer systems and some operational network equipment. The Teleport also is fully equipped with two large 13m satellite dishes and numerous smaller receive and transmit dishes, that can be used to provide a range of satellite delivered IP and VoIP services. Finally, the Teleport is fully equipped with a wide range of audio/visual equipment necessary to develop and launch streaming media services over the Internet.

         We believe that voice over Internet Protocol (VoIP) services are now forming a substantial part of the International Voice business, and recent moves by Cisco among other companies to develop and launch WiFi based VoIP handsets will create the momentum to move the conversion of Voice into IP packets to the customer's desk - potentially providing the full bypass of the local loop/RBOC infrastructure and giving fast agile companies the edge to gain significant market share in the entire retail voice business. WiFi is creating great interest but more importantly tremendous opportunities for those companies who already have in place VOIP and satellite networks. This is because WiFi is a technology with great capacity, but relatively low reach. Cost effective solutions can often require the delivery of the "backbone broadband connection" to small pockets of deployed antennas, covering an office park or residential development and the unique "broadcast" capability of satellite can deliver backbone services (with VoIP) to many distinct deployments very cost effectively.

         In the International market, especially in South America, Africa, Eastern Europe and the Middle East, there are many new companies taking opportunity of liberalizing market places. We believe that ePHONE and Champion can deliver a complete packaged solution to a new carrier in those markets, delivering a backbone IP connection for Internet services, carrying voice into and out of the country at very low cost. We believe that this integrated package will increase speed to market and give the new company a significant edge in increasing market share. Demand for such service packages delivered by satellite broadband connectivity is growing worldwide, and is especially popular in markets such as Africa and Latin America, where terrestrial and internet infrastructure is weak or non-existent and phone calling is cost prohibitive.

         We believe, with sufficient immediate funding, that this integration of Voice, IP and Broadband Satellite will provide ePHONE and Champion as a combined company with the ability to demonstrate the innovation of the two companies and opens up numerous opportunities as we move forward in delivering quality products to the a global customer base. In this evolving market, we believe that ePHONE and Champion, with the proper funding, are well positioned to take advantage of their respective technologies to provide a host of innovative, reliable and affordable services to a broad customer base.

Resignation Of Officer And Director

         Charlie Rodriguez, former chief financial officer, Secretary and Director of the company, tendered his resignation for personal reasons effective August 1, 2003, the Company is actively recruiting for a Chief Financial Officer. Mahmoud Wahba (the majority holder of Champion capital stock) was elected a Director on May 27, 2003. On August 5, 2003, Mr. Wahba was elected President and Carmine Taglialatela, Jr. is continuing as Chief Executive Officer. John Wahba (Mr. Mahmoud Wahba's son) was appointed a Director of the Company on August 5, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

Exhibit No.  Description
-----------  ------------
3.1          Articles of Incorporation (1)

3.2          Amendment to Articles of Incorporation (1)

3.3          Bylaws (1)

3.4          Amended and Restated Articles of Incorporation (2)

3.5          Amended and Restated Articles of Incorporation (3)

9.1          Arbitration Award (4)

9.2          Press Release issued in connection with the Comdial Arbitration (4)

9.3          Arbitration Settlement Agreement(9)

10.1         Specimen of form of Option Incentive Agreement (1)

10.2 Agency Agreement dated as of March 16, 2000 between ePHONE and Groome Capital.com, Inc. (5)

10.3         ePHONE Telecom, Inc.  2000 Long-Term Incentive Plan (6)

10.4         Employment Agreement with James Meadows, Chief Operating
             Officer (8)

10.5 Employment Agreement with Carmine Taglialatela, President and Chief Executive Officer (8)

10.6         Employment Agreement with Steven Heap ,Chief Operating Officer (8)

10.7         Letter of Intent to merge with Champion Teleport, Inc.(11)

99.1 Settlement Agreement and Mutual General Release between Charlie Yang and ePHONE Telecom, Inc., dated March 23, 2001 (7)

99.2 Settlement Agreement between Comdial Corporation, Array Telecom Corporation and ePHONE dated November 13, 2002 (9)

99.3 Equity Line of Credit Agreement dated June 24, 2003 between the Registrant and Cornell Capital Partners LP(10)

99.4 Registration Rights Agreement dated June 24, 2003 between the Registrant and Cornell Capital Partners, LP(10)

99.5 Escrow Agreement dated June 24, 2003 among the Registrant, Cornell Capital Partners, LP, Butler Gonzalez, LLP(10)

99.6 Securities Purchase Agreement dated June 24, 2003 among the Registrant and the Buyers(10)

99.7 Escrow Agreement dated June 24, 2003 among the Registrant, the Buyers, and Butler Gonzalez, LLP(10)

99.8 Debenture Agreement Dated June 24, 2003 between the Registrant and Cornell Capital Partners LP(10)

99.9 Investor Registration Rights Agreement dated June 24, 2003 between the Registrant and the Investors(10)

99.10 Placement Agent Agreement dated June 24, 2003 among the Registrant, NT Capital Equities, Ltd. and Cornell Capital Partners LP(10)

99.11 Agreement and Plan of Merger by and among ePHONE Telecom, Inc., Champion Teleport, Inc. and ePHONE Merger Corp. dated as of August 5, 2003(11)

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

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

(5) Previously filed as an exhibit to Amendment No. 5 to ePHONE's Form 10-SB, filed with the Commission on June 5, 2000.

(6) Previously filed as an exhibit to ePHONE's Form SB-2 filed with the Commission on August 9, 2000.

(7) Previously filed as an exhibit to ePHONE's Form 8-K, filed with the Commission on April 16, 2001.

(8) Previously filed as an exhibit to ePHONE's Form 10-KSB, filed with the Commission on April 15, 2001.

(9) Previously filed as an exhibit to ePHONE's Form 10-QSB, filed with the Commission on November 14, 2002.

(10) Previously filed as an exhibit to ePHONE's Form SB-2 Registration Statement, filed with the Commission on July 28, 2003.

(11) Previously filed as an exhibit to ePHONE's Form 8-K filed with the Commission on August 22, 2003.

(12)         Provided herewith.

         b.       Reports on Form 8-K:

         On August 22, 2003, the Company filed a current report on Form 8-K announcing under Item 2 that the merger between the Company and Champion Teleport, Inc. had been completed on August 5, 2003.

                                    SIGNATURE

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date                              Signature

August 21, 2003                   By:      /s/ Carmine Taglialatela, Jr.
                                           -----------------------------
                                           Carmine Taglialatela, Jr., CEO and
                                           Acting Chief Financial Officer