Form 10QSB/A
period 2003-06-30
EPHONE TELECOM INC
filed 2003-09-17
CIK 1085082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            ------------------------
                               Amendment No. 1 to
                                   FORM 10-QSB


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

ITEM 3.  CONTROLS AND PROCEDURES


         (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of the evaluation.

         (c) The Company is actively recruiting a prospective Chief Financial Officer and additional accounting personnel to insure that the disclosure controls and procedures do not deteriorate over time.

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


         Effective September 12, 2003, Lawrence Codovaci, Eugene Sekulow, Sheldon Kamins, John Wahba and Robert Stuart resigned as directors of the Company.


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

Date                              Signature


September 16, 2003                By:      /s/ Carmine Taglialatela, Jr.
                                           -----------------------------
                                           Carmine Taglialatela, Jr., CEO and
                                           Acting Chief Financial Officer